Form 10-Q
period 1996-03-31
METRIC INCOME TRUST SERIES INC
filed 1996-05-14
CIK 846722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - ---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - ---      EXCHANGE ACT OF 1934

         For the transition period from____________________to___________________


         Commission file number 0-18294


                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                            94-3087630
- - - ------------------------------                               -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    One California Street
  San Francisco, California                                        94111
- - - ------------------------------                               -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Shares of common stock outstanding as of March 31, 1996:  6,321,641

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                        March 31,       December 31,
                                                                          1996              1995
                                                                          ----              ----
ASSETS

Cash ...........................................................     $    929,000      $    976,000
Accounts and Interest Receivable ...............................          505,000           412,000
Investment in Mortgage-Backed Securities - Net .................        8,178,000         8,575,000

Rental Properties ..............................................       30,889,000        30,889,000
Accumulated Depreciation .......................................       (2,919,000)       (2,784,000)
                                                                     ------------      ------------
     Properties and Improvements - Net .........................       27,970,000        28,105,000

Real Estate Held for Sale ......................................        4,135,000         4,135,000
Prepaid and Other Assets .......................................            5,000             8,000
                                                                     ------------      ------------

     Total Assets ..............................................     $ 41,722,000      $ 42,211,000
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................................     $  1,264,000      $  1,264,000
Payable to Sponsor and Affiliates ..............................           83,000            22,000
Other Accounts Payable and Accrued Liabilities .................          203,000           308,000
                                                                     ------------      ------------

     Total Liabilities .........................................        1,550,000         1,594,000
                                                                     ------------      ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 shares
     authorized and 6,321,641 shares issued and outstanding ....            6,000             6,000
Additional Paid-in Capital .....................................       55,200,000        55,200,000
Accumulated Dividends in Excess of Net Income ..................      (15,219,000)      (14,947,000)
Unrealized Holding Gain on Investment
     in Mortgage-Backed Securities - Net .......................          185,000           358,000
                                                                     ------------      ------------

     Total Shareholders' Equity ................................       40,172,000        40,617,000
                                                                     ------------      ------------

     Total Liabilities and Shareholders' Equity ................     $ 41,722,000      $ 42,211,000
                                                                     ============      ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the Three Months Ended
                                                         March 31,
                                                   1996           1995
                                                   ----           ----

Revenues:
Lease income .............................     $1,126,000     $1,022,000
Interest on mortgage-backed securities ...        168,000        181,000
Interest and other income ................          7,000         20,000
Gain on sale of mortgage-backed securities           --           16,000
                                               ----------     ----------
   Total Revenues ........................      1,301,000      1,239,000
                                               ----------     ----------

Expenses:
Depreciation .............................        135,000        180,000
General and administrative ...............        174,000        171,000
                                               ----------     ----------
   Total Expenses ........................        309,000        351,000
                                               ----------     ----------

Income Before Gain on Sale of Property ...        992,000        888,000

Gain on Sale of Property .................           --          127,000
                                               ----------     ----------

Net Income ...............................     $  992,000     $1,015,000
                                               ==========     ==========

Net Income per Share
Income before gain on sale of property ...     $      .16     $      .14
Gain on sale of property .................           --              .02
                                               ----------     ----------

   Net Income per Share ..................     $      .16     $      .16
                                               ==========     ==========

Dividends per Share ......................     $      .20     $      .66
                                               ==========     ==========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 1996 and 1995



                                                                                                      Unrealized
                                                                                                       Holding
                                                                                     Accumulated      Gain/(Loss)
                                                                      Additional      Dividends    on Investment in
                                              Common Stock             Paid-in      in Excess of   Mortgage-Backed
                                         Shares         Amount         Capital       Net Income    Securities - Net     Total
                                     ------------    ------------    ------------   ------------    ------------    ------------
Balance, January 1, 1996 .........      6,321,641    $      6,000    $ 55,200,000   $(14,947,000)   $    358,000    $ 40,617,000
Unrealized Holding Loss
     On Investment in Mortgage -
     Backed Securities - Net .....                                                                      (173,000)       (173,000)
Net Income .......................                                                       992,000                         992,000
Dividends Declared ...............                                                    (1,264,000)                     (1,264,000)
                                     ------------    ------------    ------------   ------------    ------------    ------------
Balance, March 31, 1996 ..........      6,321,641    $      6,000    $ 55,200,000   $(15,219,000)   $    185,000    $ 40,172,000
                                     ============    ============    ============   ============    ============    ============

Balance, January 1, 1995 .........      6,321,641    $      6,000    $ 55,200,000   $(10,912,000)   $   (319,000)   $ 43,975,000
Unrealized Holding Gain on
     Investment in Mortgage-Backed
     Securities - Net ............                                                                       247,000         247,000
     Income Before Gain on Sale of
     Property ....................                                                       888,000                         888,000
Gain on Sale of Property .........                                                       127,000                         127,000
Dividends Declared ...............                                                    (4,172,000)                     (4,172,000)
                                     ------------    ------------    ------------   ------------    ------------    ------------
Balance, March 31, 1995 ..........      6,321,641    $      6,000    $ 55,200,000   $(14,069,000)   $    (72,000)   $ 41,065,000
                                     ============    ============    ============   ============    ============    ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                          1996             1995
                                                                                          ----             ----
Operating Activities
Net income        ...............................................................     $   992,000      $ 1,015,000
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .........................................         129,000          178,000
          Gain on sale of mortgage-backed securities ............................            --            (16,000)
          Gain on sale of property ..............................................            --           (127,000)
          Changes in operating assets and liabilities:
                  Accounts and interest receivable ..............................         (93,000)         (12,000)
                  Prepaid and other assets ......................................           3,000            2,000
                  Payable to sponsor and affiliates .............................          61,000           16,000
                  Other accounts payable and accrued liabilities ................        (105,000)         (20,000)
                                                                                      -----------      -----------
Net cash provided by operating activities .......................................         987,000        1,036,000
                                                                                      -----------      -----------

Investing Activities
Rental properties acquisitions and additions ....................................            --            (38,000)
Purchase of mortgage-backed securities ..........................................            --           (301,000)
Proceeds from sale of mortgage-backed securities ................................            --            304,000
Principal payments received on mortgage-backed securities .......................         230,000          130,000
Proceeds from sale of property ..................................................            --          3,050,000
Cash used in sale of property ...................................................            --           (125,000)
                                                                                      -----------      -----------
Net cash provided by investing activities .......................................         230,000        3,020,000
                                                                                      -----------      -----------

Financing Activities
Dividends paid to shareholders ..................................................      (1,264,000)      (1,343,000)
                                                                                      -----------      -----------
Cash used by financing activities ...............................................      (1,264,000)      (1,343,000)
                                                                                      -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents ................................         (47,000)       2,713,000
Cash and cash equivalents at beginning of period ................................         976,000        1,339,000
                                                                                      -----------      -----------

Cash and Cash Equivalents at End of Period ......................................     $   929,000      $ 4,052,000
                                                                                      ===========      ===========


      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized holding gain (loss) on investment in mortgage-backed securities - see
Note 8.

Sale of rental property in 1995 - see Note 5.

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        Reference to 1995 Audited Consolidated Financial Statements

          These unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited consolidated financial statements.

          The financial  information  contained  herein  reflects all normal and
          recurring   adjustments  that  are,  in  the  opinion  of  management, necessary for a fair presentation.

2.        Transactions with Advisor and Affiliates

          In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fun . Amounts earned by the Advisor and its affiliates for the three months ended March 31, 1996 and 1995 were as follows:

                                                         1996         1995
                                                         ----         ----

         Reimbursement of administrative expenses     $ 50,000     $ 30,000
         Securities management fee                      10,000       11,000
         Advisory fee                                   63,000       65,000
                                                      --------     --------

         Total                                        $123,000     $106,000
                                                      ========     ========

          The securities management fee is earned by State Street Research and Management Company, an affiliate of Metropolitan Life Insurance Company.

          The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the shareholders' adjusted capital contribution (current dividends are 9.2% of adjusted shareholder capital). To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced. In March 1996, the Independent Directors approved the extension of the term of the Advisory Agreement to March 31, 1997.

3.        Net Income per Share

          Net income per share is based upon 6,321,641 shares outstanding.

4.        Commitments and Contingencies (Major Tenant Developments)

          The Fund and National Convenience Stores ("NCS") reached a settlement of the Fund's claim which had been filed in conjunction with the bankruptcy and subsequent reorganization of NCS. As payment for the claim the Fund is to receive shares of newly issued NCS common stock in accordance with the terms of the reorganization plan. To date the Fund has received 17,161 shares of NCS stock which were immediately sold and have resulted in net proceeds of $230,000. The Fund expects to receive some additional compensation from Diamond Shamrock Corporation, the firm which purchased the majority of the outstanding NCS stock in December, 1995.

          In April 1992, Wal-Mart, the parent company of Wholesale Club, Inc., the lessee of the Fund's property in Menomonee Falls, Wisconsin, informed the Fund that it had vacated its premises. The lessee remains current in its lease payments to the Fund, and has informed the Fund that it intends to honor the terms of the lease, which expires in 2005. During the fourth quarter of 1994 and the first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building is currently 100 percent leased. The sublease amounts are less than the rent required under the lease; however, the lessee is paying the full amount to the Fund.

          Phar-Mor, a former lessee of the Fund's property in Franklin Township, Ohio, filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1992. Phar-Mor rejected the Fund's lease effective May 15, 1993, after closing the store at the end of April. The Fund has filed the following claims in the bankruptcy proceeding: (i) an administrative claim for approximately $20,000 for post-petition real estate taxes for the period through May 15, 1993; and (ii) an unsecured claim for $774,000 representing damages for unpaid pre-petition real estate taxes and real estate taxes, rent and insurance for the remainder of the lease term after May 15, 1993. In December 1994, Phar-Mor filed in these proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund is $90,250 consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action is subject to an indefinite stay pursuant to bankruptcy court order. The Fund believes that the action was filed as a precaution and that Phar-Mor does not intend to pursue the action against the Fund. In any event, the Fund believes that the action is without merit. In February 1995, Phar-Mor filed an objection to the Fund's lease-rejection claim. The objection alleges that the lease-rejection damages were not properly calculated and similar objections were apparently filed against all lease-rejection claims in these proceedings. The Fund has filed materials supporting its lease-rejection claims, now calculated to be $774,000. In November 1995, Phar-Mor also filed an objection to the Fund's administrative claims. The court has directed Phar-Mor to report its progress in resolving all outstanding claim objections, including that relating to the Fund. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which calls for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. No assurance can be given that the Fund will recover any material amount with respect to these claims.

          The former Phar-Mor store was subdivided in 1994 and 24,709 square feet of the approximately 56,000 square-foot store was leased to Superpetz, Inc., which lease commenced November 16, 1994. In the fourth quarter of 1994, the Fund received an unsolicited offer to purchase the building. Following negotiations a purchase and sale agreement was executed. The transaction closed escrow on March 15, 1995 and is discussed below.

5.        Sale of Rental Property

          In March 1995 the Fund sold the former Phar-Mor building located in Franklin Township, Ohio for $3,050,000. After payment of the estimated expenses of sale of $125,000 (including real estate commissions of $91,000 paid to outside brokers) the proceeds received by the Fund were approximately $2,925,000. The carrying value at the time of sale was $2,798,000, net of the $780,000 provision for impairment of value recognized in 1993. The net gain recognized at the time of sale was $127,000.

6.        Real Estate Held for Sale

          In the third quarter of 1995, the Fund's Board of Directors approved a plan to market for sale the Sam's Club located in Menomonee Falls, Wisconsin. Subsequently, the Fund received an offer from an unaffiliated party to purchase the property. The Board of Directors approved the sale of the property at a specified price. The Fund's Advisor is currently negotiating the sale terms with the potential buyer and it appears likely to management that the sale will be consummated (although no sale contract has yet been executed). In accordance with the Fund's accounting policies, the property was classified as real estate held for sale at March 31, 1996 and December 31, 1995. The lease income from the property for the three months ended March 31, 1996 and 1995 was $147,000 and $128,000, respectively. Depreciation was $34,000 for the three months ended March 31, 1995. No depreciation was provided for the three months ended March 31, 1996.

7.        Dividend Reinvestment Plan

          The Fund established the Dividend Reinvestment Plan ("DRP") which, to the extent of shareholder participation and dividends paid by the Fund, was to purchase newly issued shares from the Fund after the termination of the initial public offering and through June 30, 1992. After June 30, 1992, the DRP, as originally established, would, to the extent of shareholder participation and dividends paid by the Fund, seek to purchase shares from selling shareholders at a formula price, in the absence of market price, and potentially provide a market for the shares (the "Liquidity Option Program"). However, the Board of Directors of the Fund revised the Liquidity Option Program ("LOP") for the period after June 30, 1992 to include a share purchase price based on the appraised value of the properties and the net value of other assets and liabilities rather than the formula price as described in the original Prospectus for the Fund. The LOP was activated and became effective for the dividend paid for the first quarter of 1994. The Fund registered 500,000 shares to be sold by shareholders to the DRP through the LOP. No additional shares will be issued by the Fund and no proceeds from the sale of shares to the DRP will be received by the Fund.

8.        Mortgage-Backed Securities

          In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value, with unrealized gains and loses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

          Mortgage-backed securities at March 31, 1996 and December 31, 1995 are carried at fair value as follows:



                                      Gross          Gross       Estimated
                    Amortized      Unrealized     Unrealized       Fair
                      Cost       Holding Gains  Holding Losses     Value
                   ----------     ----------     ----------     ----------
         1996:
         GNMA      $5,596,000     $  138,000     $  109,000     $5,625,000
         FNMA       1,201,000         84,000           --        1,285,000
         FHLMC      1,196,000         72,000           --        1,268,000
                   ----------     ----------     ----------     ----------
                   $7,993,000     $  294,000     $  109,000     $8,178,000
                   ==========     ==========     ==========     ==========
         1995:
         GNMA      $5,749,000     $  198,000     $   18,000     $5,929,000
         FNMA       1,249,000         94,000           --        1,343,000
         FHLMC      1,219,000         84,000           --        1,303,000
                   ----------     ----------     ----------     ----------
                   $8,217,000     $  376,000     $   18,000     $8,575,000
                   ==========     ==========     ==========     ==========

          The individual securities held are not due at a single maturity date. The repayment periods terminate between 2009 and 2024. The coupon rates range from 7 to 10 percent per annum. Proceeds from the sale of mortgage-backed securities in the first quarter of 1995 were $304,000. The realized gains on the sale were $16,000. Specific identification was used to determine amortized cost in computing the gains and losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

Properties

          A description of the properties in which the Fund or its subsidiary has an ownership interest follows:

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                         PROPERTY AND OCCUPANCY SUMMARY

                                                                Occupancy Rate %
                                                        Date of     at March 31,
                                            Size        Purchase    1996    1995
                                            ----        --------    ----    ----

Pearle Express Stores(1) ..........          (2)           11/89     100     100
National Convenience Stores (3) ...          (2)           11/89     100     100
Wickes Furniture Store
    Torrance, California ..........     51,000 sq.ft.      01/90     100     100
Sam's Club
    Menomonee Falls, Wisconsin(4) . 108,000 sq.ft. 05/90 100 100 Haverty's Furniture Store
    Plano, Texas ..................     55,000 sq. ft.     12/94     100     100


(1)    Represents occupancy at both of the Pearle Express Stores.

(2) For details of individual properties see Part I, Item 2 of the Form 10-K Report filed for 1995.

(3) As a result of bankruptcy proceedings, three of the Stop N Go stores owned by National Convenience Stores and located in Texas, were closed in 1992 and sold in 1993. One leased store is vacant, but remains current in its lease obligations to the Fund. In April 1994, through a purchase and exchange transaction with NCS, Circle K now operates five of the Fund's stores, four in Southern California and one in Georgia. Although lease payments for these five stores are now received from Circle K, NCS remains financially liable under the terms of the leases. The majority of the outstanding stock of NCS was purchased by Diamond Shamrock effective December 15, 1995.

(4) Lessee vacated the store in April 1992, but remains current in its lease obligations to the Fund. 100 percent of the store was subleased in 1994 and 1995.

Results of Operations

      Net income before gain on sale of property increased $104,000 in the first quarter of 1996 compared to the same period in 1995. Lease income increased primarily due to an increase in lease income from NCS and the Wickes Furniture stores as a result of recording deferred lease income of $63,000 and $43,000, respectively in the first quarter of 1996. Lease income also increased due to a scheduled rent increase at Sam's Club. The increase in lease income was partially offset by a decrease in lease income from the former Phar-Mor property which was sold in March 1995 (see Note 5).

      Interest on the Fund's mortgage-backed securities portfolio declined 7% in the first quarter of 1996 compared to the same period in 1995 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments. The Fund recognized a $16,000 gain on the sale of mortgage-backed securities in the first quarter of 1995. Other interest income decreased in the first quarter of 1996 compared to the same period in 1995 primarily due to a decrease in cash available for investments.

      General and administrative expenses increased $3,000 in the first quarter of 1996, in comparison to the same period in 1995. This increase was primarily due to higher costs reimbursed to the Fund's Advisor, which was offset in part by a reduction of property operating and maintenance expenses incurred for the former Phar-Mor property in the first quarter of 1995. Depreciation expense decreased $45,000 in the first quarter of 1996, in comparison to the same period in 1995 due to depreciation not being provided for Sam's Club for the first quarter of 1996 (see Note 6) and the sale of the former Phar-Mor property in March 1995 (see Note 5).

      The Fund's operations are primarily dependent upon the overall financial condition and creditworthiness of the lessees of its real estate properties. The Fund, however, remains subject to competitive conditions in the real estate industry and the net lease market for convenience stores and retail establishments. The Stop N Go, Circle K and Pearle Express stores continue to experience competition from other similar operations in the markets where the properties are located. The Fund's former Sam's Club property, which was closed in April 1992, had remained vacant for several years; however, in late 1994 and early 1995 the building was successfully subleased to two tenants. The leases, which represent 100 percent of the building, are at rates below the lessee's agreement with the Fund; however, the lessee continues to submit full payment to the Fund.

      The Fund currently owns 16 convenience store properties, 11 operated as Stop N Go and five as Circle K. Although NCS was the original lessee of the properties and remains financially liable for all of the leases, Circle K operates five of the stores and makes payment directly to the Fund as the result of an exchange transaction which was consummated in the second quarter of 1994. In mid-August, Circle K Corporation initiated a hostile tender offer to acquire NCS. This offer as well as another reported unsolicited offer were rejected. NCS subsequently engaged an investment banker to represent the company and accepted an offer of $27 per share from Diamond Shamrock Corporation, a firm which also operates convenience stores and gas stations. Diamond Shamrock purchased the outstanding stock of NCS effective December 15, 1995. During the first quarter of 1996, the Fund's Advisor received information that Tosco Corporation, a refiner and marketer of petroleum products, agreed to purchase Circle K
Corporation. At this time, the Fund's Advisor does not anticipate that the acquisition by Tosco of Circle K would have any impact on the Fund's five convenience stores currently operated as Circle K.

      The Fund's Advisor periodically reviews each of the markets where the real properties are located and identifies potential sale opportunities. During the third quarter of 1995, the Fund's Advisor recommended and the Board of Directors approved, a sale of the following properties: Sam's Club in Menomonee Falls, Wisconsin; Wickes Furniture Store in Torrance, California; and the Pearle Express Stores located in Orland Park, Illinois and Morrow, Georgia. The Fund is currently in negotiations to effect a sale of the Sam's Club property and the Pearle Express Store in Orland Park, Illinois, while the Wickes Furniture Store has been withdrawn from the market. The Pearle Express store in Morrow is continuing to be marketed for sale.

Fund Liquidity and Capital Resources

      The Fund intends to meet its cash needs from cash flow generated by properties and securities that it acquires. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its shareholders annually. The current level of cash distributions to shareholders is being sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities, and from capital gains.

      Since inception, the principal source of capital resources has been proceeds from the sale of the Fund's common stock. Through June 30, 1992, proceeds from the sale of common stock totaled $63,054,000, including proceeds raised through the DRP of $2,800,000. The DRP was to have purchased newly issued shares until June 30, 1992, and thereafter, shares from shareholders wishing to sell shares, if any. However, the DRP was suspended effective with the January 15, 1992 distribution to shareholders of record on December 31, 1991 as a result of the Chapter 11 bankruptcy filing by National Convenience Stores. The Board of Directors extended the suspension of the DRP with respect to the dividends paid in 1992, 1993 and January 20, 1994 and all DRP participants received the dividends in cash.

      In September, 1993, the Board of Directors voted unanimously to reinstate the DRP and activate the LOP. Purchases of shares by the DRP (to the extent of participation in the DRP) commenced with respect to the dividend paid for the first quarter of 1994. Shares have been purchased by the DRP on the dates and at the prices noted below:

DRP Purchase Date              Share Price  Source of Proceeds
- - - -----------------              -----------  ------------------
May 16, 1994                      $ 7.41    Quarterly Dividend
August 15, 1994                   $ 7.21    Quarterly Dividend
November 15, 1994                 $ 7.10    Quarterly Dividend
January 16, 1995                  $ 7.04    Quarterly Dividend
May 15, 1995                      $ 6.93    Quarterly Dividend
July 17, 1995                     $ 6.53    Special Dividend of Sales Proceeds
August 15, 1995                   $ 6.53    Quarterly Dividend
November 15, 1995                 $ 6.54    Quarterly Dividend
January 16, 1996                  $ 6.51    Quarterly Dividend

      The initial price of $7.41 was determined pursuant to a formula set forth in the Prospectus regarding the DRP dated March 1, 1994 having as its components independent third-party appraisals of the Fund's properties, the market value of the Fund's mortgage-backed securities and the book value of its other assets and liabilities, all as of December 31, 1993. Appraisals of the real property in the portfolio will occur annually and the value of the Fund's mortgage-backed securities and its other assets and liabilities will be reassessed on a quarterly basis. Based on December 31, 1995 property appraisals and the December 31, 1995, market value of the Fund's mortgage-backed securities and carrying value of its other assets and liabilities, the Board of Directors established the per share price for shares to be purchased with dividends to be paid on May 15, 1996 for the first quarter of 1996 to be $6.59 per share. Based on December 31, 1995 property appraisals and the March 31, 1996 market value of the Fund's mortgage-backed securities and carrying value of its other assets and liabilities, the Board of Directors has established the per share purchase price to be $6.52 per share for shares to be purchased by the DRP with dividends to be paid in August 1996 for the second quarter of 1996. The reduction from the share price for the dividend to be paid on May 15, 1996, reflects the return of original principal to shareholders as a portion of the quarterly dividend and a slight decline in the value of the mortgage-backed securities.

First Quarter of 1996

      The Fund, after taking into account lease income, interest on investments in securities, interest and other income and general and administrative expenses, experienced positive results from operations for the period.

      In addition, as presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities from principal payments received on mortgage-backed securities.
Cash was used by financing activities for dividends paid to shareholders.

      In April 1992, Wal-Mart informed the Fund that it had vacated its premises, as discussed in Note 4 to the consolidated financial statements. During the fourth quarter of 1994 and the first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building is currently 100 percent leased. Both leases are at rates below the lessee's agreement with the Fund; however, the lessee continues to submit full payment to the Fund.

      As discussed in Note 4 to the consolidated financial statements, Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code in August 1992. The Fund's lease was rejected effective May 15, 1993 following the closure of the store in April. Phar-Mor filed a plan of reorganization in July 1994 and has subsequently amended the plan. In August 1995, the court confirmed the plan. It remains uncertain, however, at this time as to the level of recovery, if any, that the Fund may realize from its two claims filed in the bankruptcy proceeding. On October 12, 1994, the Fund's Advisor finalized a lease with Superpetz, Inc., for 24,709 square feet of the approximately 56,000 square foot former Phar-Mor building. The space was subdivided and the lease commenced November 16, 1994. As discussed in Note 5, the building was sold in March 1995 at a sale price of $3,050,000. After estimated expenses of sale of $125,000 (including real estate commissions of $91,000 paid to outside brokers), the proceeds received by the Fund were approximately $2,925,000. At the date of sale, the carrying amount of land, improvements and unamortized leasing commissions, for financial statement purposes, after a $780,000 provision for impairment of value recognized in 1993, was $2,798,000. For tax reporting purposes the carrying value at the date of sale was $3,639,000. The gain on the sale under the accrual method of accounting is $127,000. Under the tax method of accounting the loss on sale is $714,000. As noted above, a special dividend of substantially all of the net sales proceeds was made to shareholders.

      On an ongoing basis, the Fund's Advisor continues to monitor the financial positions of the lessees of the Fund's real properties and periodically reviews each of the markets where the properties are located to identify potential opportunities for the sale of the assets. During the third quarter of 1995, the Fund's Advisor recommended, and the Board of Directors approved, the sale of Sam's Club in Menomonee Falls, Wisconsin, the Wickes Furniture Store in Torrance, California and the Pearle Express Stores in Orland Park, Illinois and Morrow, Georgia.

      The Fund has received several purchase offers for the building formerly occupied by Sam's Club (the "Building") and is currently negotiating a purchase and sale agreement with one potential buyer which is not affiliated with MITS or the Advisor. A written notification of the waiver by the lessee of its first right of refusal to purchase the property has been received by the Advisor. The currently proposed sale price is in excess of the appraised value and the carrying value of the Building established as of December 31, 1995.

      The Fund also received a purchase offer for the Pearle Express location in Morrow, Georgia ("Morrow"). The potential buyer was not affiliated with MITS or the Advisor. Due to the relatively short term of the existing lease, which Pearle has not been willing to renegotiate, and since other scenarios, such as re-tenanting, do not appear to be economically justified, the Fund pursued a purchase and sale agreement with the potential buyer. The Fund, however, has been unable to reach an acceptable agreement with this particular buyer. The property is continuing to be marketed for sale.

      During the first quarter of 1996 the Fund received an offer to purchase the Pearle Express location in Orland Park, Illinois ("Orland Park") and is continuing negotiations with the potential buyer regarding a sale of the property. The buyer is not affiliated with MITS or the Advisor. During the fourth quarter of 1995, the Fund successfully negotiated a three year, eight month lease extension, which took effect December 1, 1995. The lease now expires on September 30, 2002 and carries two five year options.

      No definitive agreements to sell the Building or the Morrow or Orland Park properties have been executed and no assurance can be given that any such agreements will be executed, or, if executed, that the sales will close, or if the sales close, that the actual prices will be equal to the proposed sale prices.

      Over the past several months the Wickes Furniture Store (the "Store") has been marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to weak retail market conditions in Southern California and current lease rates, few prospective buyers have expressed interest in purchasing the store at the Fund's asking price. Therefore, the property has been withdrawn from the market and will be held until market conditions improve.

      In the first quarter of 1996 and in the second half of 1995, the Fund experienced a relatively low level of principal prepayments of its mortgage-backed securities portfolio. Mortgage-backed securities are interest rate sensitive financial investments and, to the extent inflation affects interest rates, their value will generally decrease if market interest rates increase. Conversely, if market interest rates decline, the underlying mortgages may be prepaid and the Fund may not be able to reinvest the proceeds at interest rates as favorable as previously invested. The Fund experienced a net unrealized holding loss of $173,000 on its mortgage-backed securities during the first quarter of 1996 due to increases in market interest rates. The Fund anticipates a reduction in interest income from mortgage-backed securities as certain proceeds received from the prepayments are used to support dividend payments.

      The Advisor anticipates that the Fund will have sufficient resources to meet its capital and operating requirements into the foreseeable future.

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings.

      The Fund is a creditor in bankruptcy proceedings filed by Phar-Mor. In December 1994, Phar-Mor filed in these proceedings a preference recovery action against many vendors and landlords, including the Fund. The amount of preferential payments alleged to have been made to the Fund is $90,250 (the rent paid to the Fund within 90 days of the filing of the bankruptcy petitions).

       In February 1995, Phar-Mor filed an objection to the Fund's lease-rejection claim. The objection alleges that the lease-rejection damages were not properly calculated and similar objections were apparently filed against all lease-rejection claims in these proceedings. The Fund has filed materials supporting its lease rejection-claims, calculated to be $774,410. In August 1995, the court confirmed Phar-Mor's proposed reorganization plan. In connection with the confirmation, Phar-Mor waived its preference recovery rights against most creditors, including the Fund. In September 1995, the Fund filed a separate administrative claim for $19,835, representing pro-rated, post-petition property taxes owed by Phar-Mor under the rejected lease. Phar-Mor has also filed an objection to this claim. The court has directed Phar-Mor to report its progress in resolving all outstanding claim objections, including that relating to the Fund.

Item 6.    Exhibits and Reports on Form 8-K.

            a) List of Exhibits (numbered in accordance with Item 601 of Regulation S-K:

                 10.13 Seventh Amendment to Advisory Agreement dated as of April 1, 1996, between the Fund and Metric Realty).

            b) The following report on Form 8-K was required to be filed during the quarter for which this report is filed. None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California Corporation


                                    By:     /s/ Margot M. Giusti
                                            --------------------
                                            Margot M. Giusti
                                            Executive Vice President and
                                            Chief Financial Officer;
                                            Principal Financial and
                                            Accounting Officer



                                    Date:    May 10, 1996
                                             ------------