Form 10-Q
period 1996-06-30
METRIC INCOME TRUST SERIES INC
filed 1996-08-09
CIK 846722

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

         For the transition period from_________________to______________________


         Commission file number 0-18294


                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                             94-3087630
- ----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          One California Street
        San Francisco, California                                  94111
- ----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Shares of common stock outstanding as of June 30, 1996:  6,321,641

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                       June 30,        December 31,
                                                                         1996             1995
                                                                     ------------      ------------
ASSETS
Cash ...........................................................     $  5,820,000      $    976,000
Accounts and Interest Receivable ...............................          592,000           412,000
Investment in Mortgage-Backed Securities - Net .................        7,573,000         8,575,000

Rental Properties ..............................................       30,889,000        30,889,000
Accumulated Depreciation .......................................       (3,054,000)       (2,784,000)
                                                                     ------------      ------------
     Properties and Improvements - Net .........................       27,835,000        28,105,000

Real Estate Held for Sale ......................................             --           4,135,000
Prepaid and Other Assets .......................................          110,000             8,000
                                                                     ------------      ------------

     Total Assets ..............................................     $ 41,930,000      $ 42,211,000
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................................     $  1,264,000      $  1,264,000
Payable to Sponsor and Affiliates ..............................           72,000            22,000
Other Accounts Payable and Accrued Liabilities .................          217,000           308,000
                                                                     ------------      ------------

     Total Liabilities .........................................        1,553,000         1,594,000
                                                                     ------------      ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 shares
     authorized and 6,321,641 shares issued and outstanding ....            6,000             6,000
Additional Paid-in Capital .....................................       55,200,000        55,200,000
Accumulated Dividends in Excess of Net Income ..................      (14,911,000)      (14,947,000)
Unrealized Holding Gain on Investment
     in Mortgage-Backed Securities - Net .......................           82,000           358,000
                                                                     ------------      ------------

     Total Shareholders' Equity ................................       40,377,000        40,617,000
                                                                     ------------      ------------

     Total Liabilities and Shareholders' Equity ................     $ 41,930,000      $ 42,211,000
                                                                     ============      ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      For the Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                        1996            1995
                                                     ----------     ----------

Revenues:
Lease income ...................................     $2,242,000     $2,016,000
Interest on mortgage-backed securities .........        318,000        359,000
Interest and other income ......................         58,000        102,000
Gain on sale of mortgage-backed securities - net           --           16,000
                                                     ----------     ----------
   Total Revenues ..............................      2,618,000      2,493,000
                                                     ----------     ----------

Expenses:
Depreciation ...................................        270,000        349,000
General and administrative .....................        357,000        375,000
                                                     ----------     ----------
   Total Expenses ..............................        627,000        724,000
                                                     ----------     ----------

Income Before Gain on Sale of Property .........      1,991,000      1,769,000

Gain on Sale of Property .......................        574,000        127,000
                                                     ----------     ----------

Net Income .....................................     $2,565,000     $1,896,000
                                                     ==========     ==========

Net Income per Share:
Income before gain on sale of property .........     $      .32     $      .28
Gain on sale of property .......................            .09            .02
                                                     ----------     ----------

   Net Income per Share ........................     $      .41     $      .30
                                                     ==========     ==========

Dividends per Share ............................     $      .40     $      .86
                                                     ==========     ==========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the Three Months Ended
                                                               June 30,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------

Revenues:
Lease income .................................       $1,116,000       $  994,000
Interest on mortgage-backed securities .......          150,000          178,000
Interest and other income ....................           51,000           82,000
                                                     ----------       ----------
   Total Revenues ............................        1,317,000        1,254,000
                                                     ----------       ----------

Expenses:
Depreciation .................................          135,000          169,000
General and administrative ...................          183,000          204,000
                                                     ----------       ----------
   Total Expenses ............................          318,000          373,000
                                                     ----------       ----------

Income Before Gain on Sale of Property .......          999,000          881,000

Gain on Sale of Property .....................          574,000             --
                                                     ----------       ----------

Net Income ...................................       $1,573,000       $  881,000
                                                     ==========       ==========

Net Income per Share:
Income before gain on sale of property .......       $      .16       $      .14
Gain on sale of property .....................              .09             --
                                                     ----------       ----------

   Net Income per Share ......................       $      .25       $      .14
                                                     ==========       ==========

Dividends per Share ..........................       $      .20       $      .20
                                                     ==========       ==========

           See notes to consolidated financial statements (unaudited).


                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Six Months Ended June 30, 1996 and 1995



                                                                                                Unrealized
                                                                                                  Holding
                                                                                Accumulated   Gain/(Loss)on
                                            Common Stock           Additional  Dividends in  Investment in
                                            ------------             Paid-in     Excess of    Mortgage-Backed
                                        Shares        Amount         Capital     Net Income  Securities - Net    Total
                                    ------------   ------------   ------------  ------------   ------------   ------------
Balance, January 1, 1996 .........     6,321,641   $      6,000   $ 55,200,000  $(14,947,000)  $    358,000   $ 40,617,000
Unrealized Holding Loss
     On Investment in Mortgage -
     Backed Securities - Net .....                                                                 (276,000)      (276,000)
Income Before Gain on Sale of
     Property ....................                                                 1,991,000                     1,991,000
Gain on Sale of Property .........                                                   574,000                       574,000
Dividends Declared ...............                                                (2,529,000)                   (2,529,000)
                                    ------------   ------------   ------------  ------------   ------------   ------------
Balance, June 30, 1996 ...........     6,321,641   $      6,000   $ 55,200,000  $(14,911,000)  $     82,000   $ 40,377,000
                                    ============   ============   ============  ============   ============   ============

Balance, January 1, 1995 .........     6,321,641   $      6,000   $ 55,200,000  $(10,912,000)  $   (319,000)  $ 43,975,000
Unrealized Holding Gain on
     Investment in Mortgage-Backed
     Securities - Net ............                                                                  530,000        530,000
Income Before Gain on Sale of
     Property ....................                                                 1,769,000                     1,769,000
Gain on Sale of Property .........                                                   127,000                       127,000
Dividends Declared ...............                                                (5,437,000)                   (5,437,000)
                                    ------------   ------------   ------------  ------------   ------------   ------------
Balance, June 30, 1995 ...........     6,321,641   $      6,000   $ 55,200,000  $(14,453,000)  $    211,000   $ 40,964,000
                                    ============   ============   ============  ============   ============   ============

           See notes to consolidated financial statements (unaudited).


                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   For the Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                      1996          1995
                                                                  -----------   -----------
Operating Activities
Net income .....................................................  $ 2,565,000   $ 1,896,000
Adjustments to reconcile net income to net
cash provided by operating activities:
          Depreciation and amortization ........................      266,000       344,000
          Gain on sale of mortgage-backed securities - net .....         --         (16,000)
          Gain on sale of property .............................     (574,000)     (127,000)
          Changes in operating assets and liabilities:
                  Accounts and interest receivable .............     (180,000)      (35,000)
                  Prepaid and other assets .....................     (102,000)       12,000
                  Payable to sponsor and affiliates ............       50,000         3,000
                  Other accounts payable and accrued liabilities      (91,000)       (3,000)
                                                                  -----------   -----------
Net cash provided by operating activities ......................    1,934,000     2,074,000
                                                                  -----------   -----------

Investing Activities
Rental properties acquisitions and additions ...................         --         (58,000)
Purchase of cash investments ...................................         --      (2,855,000)
Purchase of mortgage-backed securities .........................         --        (301,000)
Proceeds from sale of mortgage-backed securities ...............         --         303,000
Principal payments received on mortgage-backed securities ......      730,000       248,000
Proceeds from sale of property .................................    4,910,000     3,050,000
Cash used in sale of property ..................................     (201,000)     (125,000)
                                                                  -----------   -----------
Net cash provided by investing activities ......................    5,439,000       262,000
                                                                  -----------   -----------

Financing Activities
Dividends paid to shareholders .................................   (2,529,000)   (2,608,000)
                                                                  -----------   -----------
Cash used by financing activities ..............................   (2,529,000)   (2,608,000)
                                                                  -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents ...............    4,844,000      (272,000)
Cash and cash equivalents at beginning of period ...............      976,000     1,339,000
                                                                  -----------   -----------

Cash and Cash Equivalents at End of Period .....................  $ 5,820,000   $ 1,067,000
                                                                  ===========   ===========

      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized holding gain (loss) on investment in mortgage-backed securities - see
Note 8.

Sale of rental properties - see Note 5.

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

2.        Transactions with Advisor and Affiliates

          In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. A ounts earned by the Advisor and its affiliates for the six months ended June 30, 1996 and 1995 were as follows:

                                                         1996         1995
                                                       --------     --------

          Reimbursement of administrative expenses     $100,000     $ 80,000
          Securities management fee ..............       20,000       22,000
          Advisory fee ...........................      125,000      126,000
                                                       --------     --------

          Total ..................................     $245,000     $228,000
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

4.        Commitments and Contingencies (Major Tenant Developments)

          The Fund and National Convenience Stores ("NCS") reached a settlement of the Fund's claim which had been filed in conjunction with the bankruptcy and subsequent reorganization of NCS. As payment for the claim the Fund is to receive shares of newly issued NCS common stock in accordance with the terms of the reorganization plan. Through May 1995, the Fund received 17,161 shares of NCS stock which were immediately sold resulting in net proceeds of $230,000. In June 1996, the Fund received $32,000 in lieu of 1,170 shares of NCS common stock from Diamond Shamrock Corporation, the firm which purchased the majority of the outstanding NCS stock in December, 1995. The Fund expects to receive some additional compensation from Diamond Shamrock Corporation as payment for the claim.

          In April 1992, Wal-Mart, the parent company of Wholesale Club, Inc., the lessee of the Fund's property in Menomonee Falls, Wisconsin, informed the Fund that it had vacated its premises. The lessee remained current in its lease payments to the Fund, and had informed the Fund that it intended to honor the terms of the lease, which expires in 2005. During the fourth quarter of 1994 and the first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building was 100 percent leased. The sublease amounts were less than the rent required under the lease; however, the lessee was paying the full amount to the Fund. The property was subsequently sold in June 1996 (see Note 5).

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

          The former Phar-Mor store was subdivided in 1994 and 24,709 square feet of the approximately 56,000 squarefoot store was leased to Superpetz, Inc., which lease commenced November 16, 1994. In the fourth quarter of 1994, the Fund received an unsolicited offer to purchase the building. Following negotiations a purchase and sale agreement was executed. The transaction closed escrow on March 15, 1995 and is discussed below.

5.        Sale of Rental Properties

          In June 1996 the Fund sold the Sam's Club property located in Menomonee Falls, Wisconsin, for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the estimated expenses of sale of $201,000 (including real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property.

          In March 1995 the Fund sold the former Phar-Mor building located in Franklin Township, Ohio for $3,050,000. After payment of the expenses of sale of $125,000 (including real estate commissions of $91,000 paid to outside brokers), the proceeds received by the Fund were approximately $2,925,000. The carrying value at the time of sale was $2,798,000, net of the $780,000 provision for impairment of value recognized in 1993. The net gain recognized at the time of sale was $127,000.

6.        Real Estate Held for Sale

          In the third quarter of 1995, the Fund's Board of Directors approved a plan to market for sale the Sam's Club located in Menomonee Falls, Wisconsin. Subsequently, the Fund received an offer from an unaffiliated party to purchase the property. The Board of Directors approved the sale of the property at a specified price. The property was sold in June 1996 (see Note 5). In accordance with the Fund's accounting policies, the property was classified as real estate held for sale at the time of sale and at December 31, 1995. The lease income from the property for the period January 1, 1996 through the date of sale and the six months ended June 30, 1995 was $284,000 and $255,000, respectively. Depreciation was $67,000 for the six months ended June 30, 1995. No depreciation was provided in 1996.

7.        Dividend Reinvestment Plan

          The Fund established the Dividend Reinvestment Plan ("DRP") which, to the extent of shareholder participation and dividends paid by the Fund, was to purchase newly issued shares from the Fund after the termination of the initial public offering and through June 30, 1992. After June 30, 1992, the DRP, as originally established, would, to the extent of shareholder participation and dividends paid by the Fund, seek to purchase shares from selling shareholders at a formula price, in the absence of market price, and potentially provide a market for the shares (the "Liquidity Option Program"). However, the Board of Directors of the Fund revised the Liquidity Option Program ("LOP") for the period after June 30, 1992 to include a share purchase price based on the appraised value of the properties and the net value of other assets and liabilities rather than the formula price as described in the original Prospectus for the Fund. The LOP was activated and became effective for the dividend paid for the first quarter of 1994. The Fund registered 500,000 shares to be sold by shareholders to the DRP through the LOP. No additional shares will be issued by the Fund and no proceeds from the sale of shares to the DRP will be received by the Fund. In June 1996, the Board of Directors of the Fund voted to terminate the DRP and the LOP effective as to dividend payments made after August 15, 1996.

8.        Mortgage-Backed Securities

          In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

          Mortgage-backed securities at June, 30, 1996 and December 31, 1995 are carried at fair value as follows:


                                    Gross          Gross        Estimated
                     Amortized    Unrealized    Unrealized         Fair
                       Cost      Holding Gains Holding Losses     Value
                    ----------     --------     ----------     ----------

          1996:
          GNMA      $5,414,000     $106,000     $  150,000     $5,370,000
          FNMA       1,135,000       68,000           --        1,203,000
          FHLMC        942,000       58,000           --        1,000,000
                    ----------     --------     ----------     ----------
                    $7,491,000     $232,000     $  150,000     $7,573,000
                    ==========     ========     ==========     ==========
          1995:
          GNMA      $5,749,000     $198,000     $   18,000     $5,929,000
          FNMA       1,249,000       94,000           --        1,343,000
          FHLMC      1,219,000       84,000           --        1,303,000
                    ----------     --------     ----------     ----------
                    $8,217,000     $376,000     $   18,000     $8,575,000
                    ==========     ========     ==========     ==========

          The individual securities held are not due at a single maturity date. The repayment periods terminate between 2009 and 2024. The coupon rates range from 7 to 10 percent per annum. Proceeds from the sale of mortgage-backed securities in the six months ended June 30, 1995 were $303,000. The realized gains on the sale were $16,000. Specific identification was used to determine amortized cost in computing the gains and losses.

9.        Subsequent Event

          In July 1996 the Fund sold the Pearle Express Store located in Orland Park, Illinois for $1,069,000. After payment of the estimated expenses of sale of $78,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $991,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $43,000.

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

Properties

A description of the properties in which the Fund or its subsidiary has an ownership interest follows:

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                         PROPERTY AND OCCUPANCY SUMMARY

                                                                Occupancy Rate %
                                                                   at June 30,
                                                       Date of    ------------
                                            Size      Purchase    1996    1995
                                            ----      --------    ----    ----

Pearle Express Stores(1) ..........          (2)        11/89      100     100
National Convenience Stores (3) ...          (2)        11/89      100     100
Wickes Furniture Store
    Torrance, California ..........     51,000 sq.ft.   01/90      100     100
Sam's Club
    Menomonee Falls, Wisconsin(4) . 108,000 sq.ft. 05/90 -- 100 Haverty's Furniture Store
    Plano, Texas ..................     55,000 sq. ft.  12/94      100     100


(1) Represents occupancy at both of the Pearle Express Stores. The Pearle Express Store in Orland Park, Illinois was sold in July 1996. See Note 9 to the consolidated financial statements.

(2) For details of individual properties see Part I, Item 2 of the Form 10-K Report filed for 1995.

(3) As a result of bankruptcy proceedings, three of the Stop N Go stores owned by National Convenience Stores and located in Texas, were closed in 1992 and sold in 1993. One leased store is vacant, but remains current in its lease obligations to the Fund. In April 1994, through a purchase and exchange transaction with NCS, Circle K now operates five of the Fund's stores, four in Southern California and one in Georgia. Although lease payments for these five stores are now received from Circle K, NCS remains financially liable under the terms of the leases. The majority of the outstanding stock of NCS was purchased by Diamond Shamrock effective December 15, 1995. Tosco Corporation acquired Circle K Corporation in May, 1996.

(4) Lessee vacated the store in April 1992, but remained current in its lease obligations to the Fund. 100 percent of the store was subleased in 1994 and 1995. The property was sold in June 1996. See Note 5 to the consolidated financial statements.


Results of Operations

Income before gain on sale of property increased $222,000 and $118,000, respectively, in the first half and second quarter of 1996 compared to the same periods in 1995. Lease income increased primarily due to an increase in lease income from NCS and the Wickes Furniture store as a result of recording deferred lease income of $126,000 and $86,000, respectively, in the first half of 1996, and $63,000 and $43,000, respectively, in the second quarter of 1996. Lease income also increased due to a scheduled rent increase at Sam's Club. The increase in lease income in the first half of 1996 compared to the same period in 1995 was partially offset by a decrease in lease income from the former Phar-Mor building which was sold in March 1995 (see Note 5 to the consolidated financial statements).

Interest on the Fund's mortgage-backed securities portfolio declined 11% and 16%, respectively, in the first half and second quarter of 1996 compared to the same periods in 1995 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments. The Fund recognized a $16,000 gain on the sale of mortgage-backed securities in the first half of 1995. Other interest income decreased in the first half and second quarter of 1996 compared to the same periods in 1995. The decrease was primarily due to interest income earned on proceeds from sale of the former Phar-Mor building from March 1995 through June 1995, prior to distribution.

General and administrative expenses decreased $18,000 and $21,000, respectively, in the first half and second quarter of 1996, compared to the same periods in 1995. The decrease was primarily due to a decrease in investor reporting costs and reduced legal expenses incurred relating to the Phar-Mor bankruptcy proceedings. The decrease in the first half of 1996 compared to the same period in 1995 was partially offset by higher costs reimbursed to the Fund's Advisor.

Depreciation expense decreased $79,000 and $34,000, respectively, in the first half and second quarter of 1996, in comparison to the same periods in 1995 due to depreciation not being provided for Sam's Club for the first half and second quarter of 1996 (see Note 6 to the consolidated financial statements) and the sale of the former Phar-Mor building in March 1995 (see Note 5 to the consolidated financial statements).

The Fund's operations are primarily dependent upon the overall financial condition and creditworthiness of the lessees of its real estate properties. The Fund, however, remains subject to competitive conditions in the real estate industry and the net lease market for convenience stores and retail establishments. The Stop N Go, Circle K, Pearle Express, Wickes, and Haverty's Furniture stores continue to experience competition from other similar operations in the markets where the properties are located.

The Fund currently owns 16 convenience store properties, 11 operated as Stop N Go and five as Circle K. Although NCS was the original lessee of the properties and remains financially liable for all of the leases, Circle K operates five of the stores and makes payment directly to the Fund as the result of an exchange transaction which was consummated in the second quarter of 1994. In mid-August 1995, Circle K Corporation initiated a hostile tender offer to acquire NCS. This offer as well as another reported unsolicited offer were rejected. NCS subsequently engaged an investment banker to represent the company and accepted an offer of $27 per share from Diamond Shamrock, Inc. ("DSI"), a firm which also operates convenience stores and gas stations. DSI purchased the outstanding stock of NCS effective December 15, 1995 and NCS is now a wholly-owned subsidiary of DSI. Operations have been transferred to the DSI home offices in San Antonio, Texas. During the first quarter of 1996, the Fund's Advisor received information that Tosco Corporation, a refiner and marketer of petroleum products, agreed to purchase Circle K Corporation. This transaction was completed in May 1996. Tosco plans to sell its gasoline through the convenience store outlets and will continue to operate Circle K stores under their current name. At this time, the Fund's Advisor does not anticipate that the acquisition by Tosco of Circle K will have any impact on the Fund's five convenience stores currently operated as Circle K.

The Fund's Advisor periodically reviews each of the markets where the real properties are located and identifies potential sale opportunities. During the third quarter of 1995, the Fund's Advisor recommended and the Board of Directors approved, a sale of the following properties: Sam's Club in Menomonee Falls, Wisconsin; Wickes Furniture Store in Torrance, California; and the Pearle Express Stores located in Orland Park, Illinois and Morrow, Georgia. The Sam's Club was sold in June 1996 (see Note 5 to the consolidated financial statements) and the Pearle Express Store in Orland Park, Illinois was sold in July 1996 (see
Note 9 to the consolidated financial statements). The Wickes Furniture store has been withdrawn from the market due to weak retail market conditions and lease rates in Southern California. The property will be held until market conditions improve.

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

DRP Purchase Date                Share Price        Source of Proceeds
- -----------------                -----------        ------------------

May 16, 1994                      $   7.41          Quarterly Dividend
August 15, 1994                   $   7.21          Quarterly Dividend
November 15, 1994                 $   7.10          Quarterly Dividend
January 16, 1995                  $   7.04          Quarterly Dividend
May 15, 1995                      $   6.93          Quarterly Dividend
July 17, 1995                     $   6.53    Special Dividend of Sales Proceeds
August 15, 1995                   $   6.53          Quarterly Dividend
November 15, 1995                 $   6.54          Quarterly Dividend
January 16, 1996                  $   6.51          Quarterly Dividend
May 15, 1996                      $   6.59          Quarterly Dividend

The initial price of $7.41 was determined pursuant to a formula set forth in the Prospectus regarding the DRP dated March 1, 1994 having as its components independent third-party appraisals of the Fund's properties, the market value of the Fund's mortgage-backed securities and the book value of its other assets and liabilities, all as of December 31, 1993. Appraisals of the real property in the portfolio occur annually and the value of the Fund's mortgage-backed securities and its other assets and liabilities are reassessed on a quarterly basis. Based on December 31, 1995 property appraisals and the December 31, 1995, market value of the Fund's mortgage-backed securities and carrying value of its other assets and liabilities, the Board of Directors established the per share price for shares to be purchased with dividends paid on May 15, 1996 for the first quarter of 1996 to be $6.59 per share. Based on December 31, 1995 property appraisals and the March 31, 1996 market value of the Fund's mortgage-backed securities and carrying value of its other assets and liabilities, the Board of Directors has established the per share purchase price to be $6.52 per share for shares to be purchased by the DRP with dividends to be paid in August 1996 for the second quarter of 1996. The reduction from the share price for the dividend paid on May 15, 1996 reflects the return of original principal to shareholders as a portion of the quarterly dividend and a slight decline in the value of the mortgage-backed securities.

In a special communication dated July 15, 1996, all shareholders were informed that at the June 13, 1996 meeting of the Board of Directors, the Board members unanimously voted to proceed with the orderly liquidation of the Fund's assets over the next several years and, accordingly, to terminate the Fund's Dividend Reinvestment Plan and Liquidity Option Program. Per the terms of the Fund's original offering Prospectus dated June 30, 1989 and the Prospectus for the Plan dated March 1, 1994, the Plan may be modified or terminated by the Board of Directors at any time and for any reason upon written notice to shareholders. The Board of Directors believes that with the implementation of a formal disposition strategy, the Plan is no longer a viable investment purchase/liquidation vehicle. The Plan will no longer be operational for any dividends payable after August 15, 1996. The Fund's regular quarterly dividend for the second quarter of 1996 will be the final dividend for which the Plan will be effective.

First Half of 1996

The Fund, after taking into account lease income, interest on investments in securities, interest and other income and general and administrative expenses, experienced positive results from operations for the period.

In addition, as presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities, from proceeds from sale of property and principal payments received on mortgage-backed securities, and used by investing activities for expenses incurred in the sale of property. Cash was used by financing activities for dividends paid to shareholders.

On an ongoing basis, the Fund's Advisor monitors the financial positions of the lessees of the Fund's real properties and periodically reviews each of the markets where the properties are located to identify potential opportunities for the sale of the assets. During the third quarter of 1995, the Fund's Advisor recommended, and the Board of Directors approved, the sale of Sam's Club property in Menomonee Falls, Wisconsin, the Wickes Furniture Store in Torrance, California and the Pearle Express locations in Orland Park, Illinois and Morrow, Georgia.

The Fund received several purchase offers for the building formerly occupied by Sam's Club, located in Menomonee Falls, Wisconsin, and negotiated a purchase and sale agreement with one potential buyer which was not affiliated with MITS or the Advisor. A written notification of the waiver by the lessee of its first right of refusal to purchase the property was received by the Advisor. In June 1996 the Fund sold Sam's Club for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the estimated expenses of sale of $201,000 (including a real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property.

During the first quarter of 1996 the Fund received an offer to purchase the Pearle Express location in Orland Park, Illinois ("Orland Park") from a buyer which was not affiliated with MITS or the Advisor. During the fourth quarter of 1995, the Fund had successfully negotiated a three year, eight month lease extension, which took effect December 1, 1995. In July 1996 the Fund sold the Orland Park location for $1,069,000. After payment of the estimated expenses of sale of $78,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $991,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $43,000.

The Fund received a purchase offer for the Pearle Express location in Morrow, Georgia ("Morrow") in early 1996. The potential buyer was not affiliated with MITS or the Advisor. Due to the relatively short term of the existing lease, which Pearle has not been willing to renegotiate, and since other scenarios, such as re-tenanting, did not appear to be economically justified, the Fund pursued a purchase and sale agreement with the potential buyer. The Fund, however, was unable to reach an acceptable agreement with this particular buyer. The Fund continued to market for sale the Morrow location through the second quarter; however, due to weak market conditions and the short term of the existing lease, it is possible that the property may be removed from the market at some point in the third quarter while other strategies are reviewed.

As reported in the special communication to shareholders dated July 15, 1996, the Board of Directors declared a special dividend of these sales proceeds in the amount of $0.88 per original $10.00 share which will be paid on or about August 30, 1996 to shareholders of record as of July 31, 1996.

During the latter part of 1995 and early 1996, the Wickes Furniture Store (the "Store") was marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to weak retail market conditions in Southern California and current lease rates, few prospective buyers expressed interest in purchasing the store at the Fund's asking price. Therefore, the store has been withdrawn from the market and will be held until market conditions improve.

As discussed in Note 4 to the consolidated financial statements, Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code in August 1992. The Fund's lease was rejected effective May 15, 1993 following the closure of the store in April. Phar-Mor filed a plan of reorganization in July 1994 and has subsequently amended the plan. In August 1995, the court confirmed the plan. It remains uncertain, however, at this time as to the level of recovery, if any, that the Fund may realize from its two claims filed in the bankruptcy proceeding. On October 12, 1994, the Fund's Advisor finalized a lease with Superpetz, Inc., for 24,709 square feet of the approximately 56,000 square foot former Phar-Mor building. The space was subdivided and the lease commenced November 16, 1994. As discussed in Note 5 to the consolidated financial statements, the building was sold in March 1995 at a sale price of $3,050,000. After estimated expenses of sale of $125,000 (including real estate commissions of $91,000 paid to outside brokers), the proceeds received by the Fund were approximately $2,925,000. At the date of sale, the carrying amount of land, improvements and unamortized leasing commissions, for financial statement purposes, after a $780,000 provision for impairment of value recognized in 1993, was $2,798,000. For tax reporting purposes the carrying value at the date of sale was $3,639,000. The gain on the sale under the accrual method of accounting is $127,000. Under the tax method of accounting the loss on sale is $714,000. A special dividend of substantially all of the net sales proceeds was made to shareholders.

In the first half of 1996 the Fund experienced a higher rate of prepayment of its mortgage-backed securities portfolio than in the second half of 1995. Expectations are for a slowdown during the remainder of the year reflecting the rising interest rate environment. Mortgage-backed securities are interest rate sensitive financial investments and, to the extent inflation affects interest rates, their value will generally decrease if market interest rates increase. Conversely, if market interest rates decline, the underlying mortgages may be prepaid and the Fund may not be able to reinvest the proceeds at interest rates as favorable as previously invested. The Fund experienced a net unrealized holding loss of $276,000 on its mortgage-backed securities during the first half of 1996 due to increases in market interest rates. The Fund anticipates a reduction in interest income from mortgage-backed securities as certain proceeds received from the prepayments are used to support dividend payments.

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

In February 1995, Phar-Mor filed an objection to the Fund's lease-rejection claim. The objection alleges that the leaserejection damages were not properly calculated and similar objections were apparently filed against all lease-rejection claims in these proceedings. The Fund has filed materials supporting its lease rejection-claims, calculated to be $774,410. In August 1995, the court confirmed Phar-Mor's proposed reorganization plan. In connection with the confirmation, Phar-Mor dismissed its preference recovery action against most creditors, including the Fund. In September 1995, the Fund filed a separate administrative claim for $19,835, representing pro-rated, post-petition property taxes owed by Phar-Mor under the rejected lease. Phar-Mor has also filed an objection to this claim. The court has directed Phar-Mor to report its progress in resolving all outstanding claim objections, including that relating to the Fund.

Item 6.    Exhibits and Reports on Form 8-K.

           a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report. Subsequent to the close of the quarter, Form 8-K Reports were filed on July 9, 1996, and on July 25, 1996, reporting the disposition of assets.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California Corporation


                                    By:     /s/ Margot M. Giusti
                                            ----------------------------
                                            Margot M. Giusti
                                            Executive Vice President and
                                            Chief Financial Officer;
                                            Principal Financial and
                                            Accounting Officer



                                    Date:   August 8, 1996
                                            ----------------------------