Form 10-Q
period 1996-09-30
METRIC INCOME TRUST SERIES INC
filed 1996-11-12
CIK 846722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                     to
                                       ---------------------  ------------------

         Commission file number 0-18294


                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation
             (Exact name of Registrant as specified in its charter)



         CALIFORNIA                                              94-3087630
----------------------------------------                     -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

        One California Street
      San Francisco, California                                     94111
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Shares of common stock outstanding as of September 30, 1996:  6,321,641

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                     September 30,     December 31,
                                                                         1996              1995
                                                                     ------------      ------------

ASSETS

Cash ...........................................................     $  1,040,000      $    976,000
Accounts and Interest Receivable ...............................          591,000           412,000
Investment in Mortgage-Backed Securities - Net .................        7,357,000         8,575,000

Rental Properties ..............................................       14,798,000        30,889,000
Accumulated Depreciation .......................................       (1,223,000)       (2,784,000)
                                                                     ------------      ------------
     Properties and Improvements - Net .........................       13,575,000        28,105,000

Real Estate Held for Sale ......................................       13,162,000         4,135,000
Prepaid and Other Assets .......................................          109,000             8,000
                                                                     ------------      ------------

     Total Assets ..............................................     $ 35,834,000      $ 42,211,000
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................................     $  1,146,000      $  1,264,000
Payable to Sponsor and Affiliates ..............................            9,000            22,000
Other Accounts Payable and Accrued Liabilities .................          184,000           308,000
                                                                     ------------      ------------

     Total Liabilities .........................................        1,339,000         1,594,000
                                                                     ------------      ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 shares
     authorized and 6,321,641 shares issued and outstanding ....            6,000             6,000
Additional Paid-in Capital .....................................       55,200,000        55,200,000
Accumulated Dividends in Excess of Net Income ..................      (20,802,000)      (14,947,000)
Unrealized Holding Gain on Investment
     in Mortgage-Backed Securities - Net .......................           91,000           358,000
                                                                     ------------      ------------

     Total Shareholders' Equity ................................       34,495,000        40,617,000
                                                                     ------------      ------------

     Total Liabilities and Shareholders' Equity ................     $ 35,834,000      $ 42,211,000
                                                                     ============      ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------

Revenues:
Lease income .....................................     $3,128,000     $3,010,000
Interest on mortgage-backed securities ...........        465,000        534,000
Interest and other income ........................        120,000        124,000
Gain on sale of mortgage-backed securities - Net .           --           16,000
                                                       ----------     ----------
   Total Revenues ................................      3,713,000      3,684,000
                                                       ----------     ----------

Expenses:
Depreciation .....................................        334,000        517,000
General and administrative .......................        524,000        540,000
                                                       ----------     ----------
   Total Expenses ................................        858,000      1,057,000
                                                       ----------     ----------

Income Before Gain on Sale of Properties .........      2,855,000      2,627,000

Gain on Sale of Properties - Net .................        528,000        127,000
                                                       ----------     ----------

Net Income .......................................     $3,383,000     $2,754,000
                                                       ==========     ==========

Net Income per Share:
Income before gain on sale of properties .........     $      .45     $      .42
Gain on sale of properties - Net .................            .08            .02
                                                       ----------     ----------

   Net Income per Share ..........................     $      .53     $      .44
                                                       ==========     ==========

Dividends per Share ..............................     $     1.46     $     1.06
                                                       ==========     ==========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      1996               1995
                                                  -----------        -----------

Revenues:
Lease income ..............................       $   886,000        $   994,000
Interest on mortgage-backed securities ....           147,000            175,000
Interest and other income .................            62,000             22,000
                                                  -----------        -----------
   Total Revenues .........................         1,095,000          1,191,000
                                                  -----------        -----------

Expenses:
Depreciation ..............................            64,000            168,000
General and administrative ................           167,000            165,000
                                                  -----------        -----------
   Total Expenses .........................           231,000            333,000
                                                  -----------        -----------

Income Before Loss on Sale of Property ....           864,000            858,000

Loss on Sale of Property ..................           (46,000)              --
                                                  -----------        -----------

Net Income ................................       $   818,000        $   858,000
                                                  ===========        ===========

Net Income per Share:
Income before loss on sale of property ....       $       .13        $       .14
Loss on sale of property ..................              (.01)              --
                                                  -----------        -----------

   Net Income per Share ...................       $       .12        $       .14
                                                  ===========        ===========

Dividends per Share .......................       $      1.06        $       .20
                                                  ===========        ===========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1996 and 1995



                                                                                                        Unrealized
                                                                                                          Holding
                                                                                                        Gain/(Loss)
                                                                Additional        Accumulated         on Investment in
                                          Common Stock           Paid-in       Dividends in Excess    Mortgage-Backed
                                       Shares      Amount        Capital          of Net Income       Securities - Net      Total
                                     ---------     ------      -----------        -------------          ----------     ------------
Balance, January 1, 1996.........    6,321,641     $6,000      $55,200,000        $(14,947,000)           $ 358,000     $40,617,000

Unrealized Holding Loss
     On Investment in Mortgage -
     Backed Securities - Net.....                                                                          (267,000)       (267,000)

Income Before Gain on Sale of
     Properties..................                                                    2,855,000                            2,855,000

Gain on Sale of Properties - Net.                                                      528,000                              528,000

Dividends Declared...............                                                   (9,238,000)                          (9,238,000)
                                     ---------     ------      -----------        -------------          ----------     ------------
Balance, September 30, 1996......    6,321,641     $6,000      $55,200,000        $(20,802,000)          $   91,000     $34,495,000
                                     =========     ======      ===========        =============          ==========     ===========

Balance, January 1, 1995.........    6,321,641     $6,000      $55,200,000        $(10,912,000)          $ (319,000)    $43,975,000

Unrealized Holding Gain on
     Investment in Mortgage-Backed
     Securities - Net............                                                                           558,000         558,000

Income Before Gain on Sale of
     Property....................                                                    2,627,000                            2,627,000

Gain on Sale of Property.........                                                      127,000                              127,000

Dividends Declared...............                                                   (6,701,000)                          (6,701,000)
                                     ---------     ------      -----------        -------------           ---------     ------------
Balance, September 30, 1995......    6,321,641     $6,000      $55,200,000        $(14,859,000)           $ 239,000     $40,586,000
                                     =========     ======      ===========        =============           =========     ============


           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Nine Months Ended
                                                                                           September 30,
                                                                                    --------------------------
                                                                                        1996           1995
                                                                                    -----------    -----------

Operating Activities
Net income ......................................................................   $ 3,383,000    $ 2,754,000
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .........................................       329,000        509,000
          Gain on sale of mortgage-backed securities - Net ......................          --          (16,000)
          Gain on sale of properties - Net ......................................      (528,000)      (127,000)
          Changes in operating assets and liabilities:
                  Accounts and interest receivable ..............................      (179,000)        (5,000)
                  Prepaid and other assets ......................................      (101,000)        14,000
                  Payable to sponsor and affiliates .............................       (13,000)         3,000
                  Other accounts payable and accrued liabilities ................      (124,000)        18,000
                                                                                    -----------    -----------
Net cash provided by operating activities .......................................     2,767,000      3,150,000
                                                                                    -----------    -----------

Investing Activities
Rental properties acquisitions and additions ....................................          --          (58,000)
Purchase of cash investments ....................................................          --       (2,855,000)
Proceeds from cash investments ..................................................          --        2,855,000
Purchase of mortgage-backed securities ..........................................          --         (301,000)
Proceeds from sale of mortgage-backed securities ................................          --          303,000
Principal payments received on mortgage-backed securities .......................       956,000        401,000
Proceeds from sale of properties ................................................     5,979,000      3,050,000
Cash used in sale of properties .................................................      (282,000)      (125,000)
                                                                                    -----------    -----------
Net cash provided by investing activities .......................................     6,653,000      3,270,000
                                                                                    -----------    -----------

Financing Activities
Dividends paid to shareholders ..................................................    (9,356,000)    (6,780,000)
                                                                                    -----------    -----------
Cash used by financing activities ...............................................    (9,356,000)    (6.780,000)
                                                                                    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents ................................        64,000       (360,000)
Cash and cash equivalents at beginning of period ................................       976,000      1,339,000
                                                                                    -----------    -----------

Cash and Cash Equivalents at End of Period ......................................   $ 1,040,000    $   979,000
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

2.        Transactions with Advisor and Affiliates

          In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the nine months ended September 30, 1996 and 1995 were as follows:

                                                        1996       1995
                                                        ----       ----

          Reimbursement of administrative expenses   $150,000   $120,000
          Securities management fee                    29,000     33,000
          Advisory fee                                178,000    188,000
                                                     --------   --------

          Total                                      $357,000   $341,000
                                                     ========   ========

          The securities management fee is earned by State Street Research and Management Company, an affiliate of Metropolitan Life Insurance Company.

          The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the shareholders' adjusted capital contribution (current dividends are 9.3% of adjusted shareholder capital). To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced. In March 1996, the Independent Directors approved the extension of the term of the Advisory Agreement to March 31, 1997.

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

          Phar-Mor, a former lessee of the Fund's property in Franklin Township, Ohio, filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1992. Phar-Mor rejected the Fund's lease effective May 15, 1993, after closing the store at the end of April. The Fund filed the following claims in the bankruptcy proceeding: (i) an administrative claim for approximately $20,000 for post-petition real estate taxes for the period through May 15, 1993; and (ii) an unsecured claim for $774,000 representing damages for unpaid pre-petition real estate taxes and real estate taxes, rent and insurance for the remainder of the lease term after May 15, 1993. In December 1994, Phar-Mor filed in these proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund is $90,250 consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action is subject to an indefinite stay pursuant to bankruptcy court order. The Fund believes that the action was filed as a precaution and that Phar-Mor does not intend to pursue the action against the Fund. In any event, the Fund believes that the action is without merit. In February 1995, Phar-Mor filed an objection to the Fund's lease-rejection claim. The objection alleges that the lease-rejection damages were not properly calculated and similar objections were apparently filed against all lease-rejection claims in these proceedings. The Fund has filed materials supporting its lease-rejection claims, now calculated to be $774,000. In November 1995, Phar-Mor also filed an objection to the Fund's administrative claims. The court has directed Phar-Mor to report its progress in resolving all outstanding claim objections, including that relating to the Fund. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which calls for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor for post-petition real estate taxes for the period through May 15, 1993. Also in October, the Fund agreed to settle its remaining outstanding claim. It is anticipated that the Fund will receive shares of stock with an estimated value of $8,000 to $10,000.

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

5.        Sale of Rental Properties

          In July 1996 the Fund sold the Pearle Express Store located in Orland Park, Illinois for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000.

          In June 1996 the Fund sold the Sam's Club property located in Menomonee Falls, Wisconsin, for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property.

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

6.        Real Estate Held for Sale

          In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. In accordance with the Fund's accounting policies, the properties were classified as real estate held for sale at September 30, 1996. The lease income from the properties for the nine months ended September 30, 1996 was $1,326,000 (including deferred lease income recognized in the first half of 1996 of $126,000). The lease income from the properties for the nine months ended September 30, 1995 was $1,177,000. Depreciation was $126,000 and $188,000 for the first half of 1996 and the nine months ended September 30, 1995, respectively. No depreciation was provided for the quarter ended September 30, 1996.

          In the third quarter of 1995, the Fund's Board of Directors approved a plan to market for sale the Sam's Club located in Menomonee Falls, Wisconsin. Subsequently, the Fund received an offer from an unaffiliated party to purchase the property. The Board of Directors approved the sale of the property at a specified price. The property was sold in June 1996 (see Note 5). In accordance with the Fund's accounting policies, the property was classified as real estate held for sale at the time of sale and at December 31, 1995. The lease income from the property for the period January 1, 1996 through the date of sale and the nine months ended September 30, 1995 was $284,000 and $383,000, respectively. Depreciation was $101,000 for the nine months ended September 30, 1995. No depreciation was provided in 1996.

7.        Dividend Reinvestment Plan

          The Fund established the Dividend Reinvestment Plan ("DRP") which, to the extent of shareholder participation and dividends paid by the Fund, was to purchase newly issued shares from the Fund after the termination of the initial public offering and through June 30, 1992. After June 30, 1992, the DRP, as originally established, would, to the extent of shareholder participation and dividends paid by the Fund, seek to purchase shares from selling shareholders at a formula price, in the absence of market price, and potentially provide a market for the shares (the "Liquidity Option Program"). However, the Board of Directors of the Fund revised the Liquidity Option Program ("LOP") for the period after June 30, 1992 to include a share purchase price based on the appraised value of the properties and the net value of other assets and liabilities rather than the formula price as described in the original Prospectus for the Fund. The LOP was activated and became effective for the dividend paid for the first quarter of 1994. The Fund registered 500,000 shares to be sold by shareholders to the DRP through the LOP. No additional shares were issued by the Fund and no proceeds from the sale of shares to the DRP were received by the Fund. In June 1996, the Board of Directors of the Fund voted to terminate the DRP and the LOP effective as to dividend payments made after August 15, 1996.

8.        Mortgage-Backed Securities

          In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

          Mortgage-backed securities at September 30, 1996 and December 31, 1995 are carried at fair value as follows:


                                    Gross          Gross        Estimated
                     Amortized    Unrealized    Unrealized         Fair
                       Cost     Holding Gains Holding Losses      Value
                    ----------     --------     ----------     ----------
         1996:
          GNMA      $5,301,000     $104,000     $  133,000     $5,272,000
          FNMA       1,089,000       63,000           --        1,152,000
          FHLMC        876,000       57,000           --          933,000
                    ----------     --------     ----------     ----------
                    $7,266,000     $224,000     $  133,000     $7,357,000
                    ==========     ========     ==========     ==========
          1995:
          GNMA      $5,749,000     $198,000     $   18,000     $5,929,000
          FNMA       1,249,000       94,000           --        1,343,000
          FHLMC      1,219,000       84,000           --        1,303,000
                    ----------     --------     ----------     ----------
                    $8,217,000     $376,000     $   18,000     $8,575,000
                    ==========     ========     ==========     ==========

          The individual securities held are not due at a single maturity date. The repayment periods terminate between 2009 and 2024. The coupon rates range from 7 to 10 percent per annum. Proceeds from the sale of mortgage-backed securities in the nine months ended September 30, 1995 were $303,000. The realized gains on the sale were $16,000. Specific identification was used to determine amortized cost in computing the gains and losses.

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

Properties

A description of the properties in which the Fund or its subsidiary has an ownership interest follows:

                                           METRIC INCOME TRUST SERIES, INC.,
                                               a California Corporation

                                            PROPERTY AND OCCUPANCY SUMMARY

                                                                Occupancy Rate %
                                                      Date of  at September  30,
                                           Size       Purchase  1996     1995
                                          ----        --------  ----     ----

Pearle Express Stores(1) ........          (2)         11/89     100     100
National Convenience Stores (3) .          (2)         11/89     100     100
Wickes Furniture Store
    Torrance, California ........     51,000 sq.ft.    01/90     100     100
Sam's Club
    Menomonee Falls, Wisconsin(4) 108,000 sq.ft. 05/90 -- 100 Haverty's Furniture Store
    Plano, Texas ................     55,000 sq. ft.   12/94     100     100


(1) Represents occupancy at both of the Pearle Express Stores, if applicable. The Pearle Express Store in Orland Park, Illinois was sold in July 1996. See Note 5 to the consolidated financial statements.

(2) For details of individual properties see Part I, Item 2 of the Form 10-K Report filed for 1995.

(3) As a result of bankruptcy proceedings, three of the Stop N Go Stores operated by National Convenience Stores and located in Texas, were closed in 1992 and sold in 1993. One leased store is vacant, but remains current in its lease obligations to the Fund. In April 1994, through a purchase and exchange transaction with NCS, Circle K now operates five of the Fund's stores, four in Southern California and one in Georgia. Although lease payments for these five stores are now received from Circle K, NCS remains financially liable under the terms of the leases. The majority of the outstanding stock of NCS was purchased by Diamond Shamrock effective December 15, 1995. Tosco Corporation acquired Circle K Corporation in May, 1996.

(4) Lessee vacated the store in April 1992, but remained current in its lease obligations to the Fund. 100 percent of the store was subleased in 1994 and 1995. The property was sold in June 1996. See Note 5 to the consolidated financial statements.


Results of Operations

Income before gain or loss on sale of properties increased $228,000 and $6,000, respectively, in the first three quarters and third quarter of 1996 compared to the same periods in 1995. Lease income increased in the first three quarters of 1996 compared to the same period in 1995 primarily due to an increase in lease income from NCS and the Wickes Furniture Store as a result of recording deferred lease income of $126,000 and $128,000, respectively. The increase was partially offset by the reduced lease income as a result of the sales of the Pearle Express store located in Orland Park, Illinois in July 1996, Sam's Club located in Menomonee Falls, Wisconsin in June 1996 and the former Phar-Mor Store located in Franklin Township, Ohio in March 1995. Lease income decreased in the third quarter of 1996 compared to the same period in 1995 due to the sales of the Pearle Express Store in Orland Park, Illinois and Sam's Club as discussed above. The decrease was partially offset by an increase in lease income from the Wickes Furniture Store as a result of recording deferred lease income of $43,000 in the third quarter of 1996.

Interest on the Fund's mortgage-backed securities portfolio declined 13% and 16%, respectively, in the first three quarters and third quarter of 1996 compared to the same periods in 1995 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments. The Fund recognized a $16,000 gain on the sale of mortgage-backed securities in the first three quarters of 1995. Other interest income decreased in the first three quarters of 1996 and increased in the third quarter of 1996 compared to the same periods in 1995, primarily due to the timing of interest income earned on proceeds from sale of the former Phar-Mor building in March 1995 prior to the distribution in July 1995, compared to interest income earned on proceeds from sales of the Pearle Express - Orland Park store in July 1996 and Sam's Club in June 1996 prior to the distribution in August 1996.

General and administrative expenses decreased $16,000 and increased $2,000, respectively, in the first three quarters and third quarter of 1996 compared to the same periods in 1995. The decrease is primarily due to a decrease in advisory fees as a result of the sales of the Pearle Express Store and Sam's Club as discussed above, reduced legal expenses incurred relating to the Phar-Mor bankruptcy proceedings, and a decrease in investor reporting costs. The decrease was partially offset by higher costs reimbursed to the Fund's Advisor. The increase in general and administrative expenses in the third quarter of 1996 compared to the same period in 1995 was primarily due to higher costs reimbursed to the Fund's Advisor and an increase in investor reporting costs, which increase was partially offset by lower advisory fees and legal expenses.

Depreciation expense decreased $183,000 and $104,000, respectively, in the first three quarters and third quarter of 1996, in comparison to the same periods in 1995 due to depreciation not being provided for Sam's Club for the first three quarters of 1996 and NCS for the third quarter of 1996 (see Note 6 to the consolidated financial statements) and the sales of the Pearle Express Store in July 1996 and the former Phar-Mor building in March 1995 (see Note 5 to the consolidated financial statements).

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

The Fund currently owns 16 convenience store properties, 11 operated as Stop N Go and five as Circle K. Although NCS was the original lessee of the properties and remains financially liable for all of the leases, Circle K operates five of the stores and makes payment directly to the Fund as the result of an exchange transaction which was consummated in the second quarter of 1994. Diamond Shamrock, Inc. ("DSI") purchased the outstanding stock of NCS effective December 15, 1995 and NCS became a wholly-owned subsidiary of DSI. In late September 1996 it was announced that DSI would merge with Ultramar Corporation, a Connecticut-based refiner and marketer of petroleum products sold primarily in the Northeastern US and Eastern Canada. The new company will be called Ultramar Diamond Shamrock Corporation ("UDSC") and will be the nation's third largest independent oil refining and marketing company, with revenues of over $8 billion. The Fund's Advisor is monitoring the status of the merger activity but is unable to determine at this time what effect, if any, it will have on the properties owned by the Fund. Tosco Corporation purchased Circle K Corporation in May 1996. Tosco currently sells its petroleum products through the convenience store outlets and will continue to operate Circle K Stores under their current name. The acquisition by Tosco of Circle K does not appear to have had any impact on the Fund's five convenience stores currently operated as Circle K.

The Fund's Advisor periodically reviews each of the markets where the real properties are located and identifies potential sale opportunities. During the third quarter of 1995, the Fund's Advisor recommended and the Board of Directors approved, a sale of the following properties: Sam's Club in Menomonee Falls, Wisconsin; Wickes Furniture Store in Torrance, California; and the Pearle Express Stores located in Orland Park, Illinois and Morrow, Georgia. The Sam's Club was sold in June 1996 (see Note 5 to the consolidated financial statements) and the Pearle Express Store in Orland Park, Illinois was sold in July 1996 (see
Note 5 to the consolidated financial statements). The Wickes Furniture Store was marketed but subsequently withdrawn from the market due to weak retail market conditions and lease rates in Southern California. The property will be held until market conditions improve. The Fund's Advisor was unable to obtain an acceptable purchase offer for the Pearle Express store in Morrow, Georgia; therefore, it has been temporarily withdrawn from the market while the Advisor works to extend the lease in an effort to improve its marketability.

On August 29, 1996 in a special meeting, the Advisor recommended, and the Board of Directors approved, a sales strategy for the Fund's 16 convenience stores. The Board also approved two independent brokers, who are currently marketing all of the properties for sale. In late September, the Fund executed a purchase and sale agreement with a buyer which is not affiliated with the Fund or the Advisor for the sale of the Circle K store in Rancho Cucamonga, California. If the sale closes as scheduled, it is anticipated that the proceeds would be distributed with the regular quarterly dividend in January 1997.

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

DRP Purchase Date                 Share Price       Source of Proceeds
-----------------                 -----------       ------------------

May 16, 1994                      $   7.41          Quarterly Dividend
August 15, 1994                   $   7.21          Quarterly Dividend
November 15, 1994                 $   7.10          Quarterly Dividend
January 16, 1995                  $   7.04          Quarterly Dividend
May 15, 1995                      $   6.93          Quarterly Dividend
July 17, 1995                     $   6.53    Special Dividend of Sales Proceeds
August 15, 1995                   $   6.53          Quarterly Dividend
November 15, 1995                 $   6.54          Quarterly Dividend
January 16, 1996                  $   6.51          Quarterly Dividend
May 15, 1996                      $   6.59          Quarterly Dividend
August 15, 1996                   $   6.52          Quarterly Dividend

The initial price of $7.41 was determined pursuant to a formula set forth in the Prospectus regarding the DRP dated March 1, 1994 having as its components independent third-party appraisals of the Fund's properties, the market value of the Fund's mortgage-backed securities and the book value of its other assets and liabilities, all as of December 31, 1993. Appraisals of the real property in the portfolio occur annually and the value of the Fund's mortgage-backed securities and its other assets and liabilities are reassessed on a quarterly basis. Based on December 31, 1995 property appraisals and the December 31, 1995, market value of the Fund's mortgage-backed securities and carrying value of its other assets and liabilities, the Board of Directors established the per share price for shares to be purchased with dividends paid on May 15, 1996 for the first quarter of 1996 to be $6.59 per share. Based on December 31, 1995 property appraisals and the March 31, 1996 market value of the Fund's mortgage-backed securities and carrying value of its other assets and liabilities, the Board of Directors established a $6.52 per share purchase price for shares which were purchased by the DRP with dividends paid in August 1996 for the second quarter of 1996. The reduction from the share price for the dividend paid on May 15, 1996 reflects the return of original principal to shareholders as a portion of the quarterly dividend and a slight decline in the value of the mortgage-backed securities.

In a special communication dated July 15, 1996, all shareholders were informed that at the June 13, 1996 meeting of the Board of Directors, the Board members unanimously voted to proceed with the orderly liquidation of the Fund's assets over the next several years and, accordingly, to terminate the Fund's Dividend Reinvestment Plan and Liquidity Option Program (together the "Plan"). Per the terms of the Fund's original offering Prospectus dated June 30, 1989 and the Prospectus for the Plan dated March 1, 1994, the Plan may be modified or terminated by the Board of Directors at any time and for any reason upon written notice to shareholders. The Board of Directors believes that with the implementation of a formal disposition strategy, the Plan is no longer a viable investment purchase/liquidation vehicle. The Plan will no longer be operational for any dividends payable after August 15, 1996. The Fund's regular quarterly dividend for the second quarter of 1996 was the final dividend for which the Plan was effective.

It is the intention of the Fund's Advisor to continue to provide, on a quarterly basis, an estimated net asset value per share for the shares of MITS. Based on property appraisals as of December 31, 1995, and the value of the Fund's mortgage-backed securities portfolio as of September 30, 1996, as well as the carrying value of its other assets and liabilities, the estimated net asset value per share value as of September 30, 1996 has been established as $5.57.

First Three Quarters of 1996

The Fund, after taking into account lease income, interest on investments in securities, interest and other income and general and administrative expenses, experienced positive results from operations for the period.

As presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities, from proceeds from sales of properties and principal payments received on mortgage-backed securities, and used by investing activities for expenses incurred in the sales of properties. Cash was used by financing activities for dividends paid to shareholders.

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

The Fund received several purchase offers for the building formerly occupied by Sam's Club, located in Menomonee Falls, Wisconsin, and negotiated a purchase and sale agreement with one potential buyer which was not affiliated with MITS or the Advisor. A written notification of the waiver by the lessee of its first right of refusal to purchase the property was received by the Advisor. In June 1996 the Fund sold Sam's Club for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including a real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property.

During the first quarter of 1996 the Fund received an offer to purchase the Pearle Express location in Orland Park, Illinois ("Orland Park") from a buyer which was not affiliated with MITS or the Advisor. During the fourth quarter of 1995, the Fund had successfully negotiated a three year, eight month lease extension, which took effect December 1,

1995. In July 1996 the Fund sold the Orland Park location for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000.

As reported in the special communication to shareholders dated July 15, 1996, the Board of Directors declared a special dividend of these sales proceeds in the amount of $0.88 per original $10.00 share which was paid on August 30, 1996 to shareholders of record as of July 31, 1996.

The Fund received a purchase offer for the Pearle Express location in Morrow, Georgia ("Morrow") in early 1996. The potential buyer was not affiliated with MITS or the Advisor. Due to the relatively short term of the existing lease, which Pearle had not been willing to renegotiate, and since other scenarios, such as re-tenanting, did not appear to be economically justified at that time, the Fund pursued a purchase and sale agreement with the potential buyer. The Fund, however, was unable to reach an acceptable agreement with this particular buyer. The Fund continued to market for sale the Morrow location through the second quarter; however, due to the short term of the existing lease, no other viable offers were received and the property was removed from the market while other strategies are explored.

During the latter part of 1995 and early 1996, the Wickes Furniture Store (the "Store") was marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to weak retail market conditions in Southern California and current lease rates, few prospective buyers expressed interest in purchasing the store at a price acceptable to the Fund. The property was subsequently withdrawn from the market and will be held until market conditions improve.

As discussed in Note 4 to the consolidated financial statements, Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code in August 1992. The Fund's lease was rejected effective May 15, 1993 following the closure of the store in April. Phar-Mor filed a plan of reorganization in July 1994 and has subsequently amended the plan. In August 1995, the court confirmed the plan. Phar-Mor recently paid $19,321 to satisfy a claim for post-petition real estate taxes for the period through May 15, 1993. Further, in October, the Fund agreed to settle its remaining outstanding claim. The Fund will receive shares of stock with an estimated value of $8,000 to $10,000. On October 12, 1994, the Fund's Advisor finalized a lease with Superpetz, Inc., for 24,709 square feet of the approximately 56,000 square foot former Phar-Mor building. The space was subdivided and the lease commenced November 16, 1994. As discussed in Note 5 to the consolidated financial statements, the building was sold in March 1995 at a sale price of $3,050,000. After expenses of sale of $125,000 (including real estate commissions of $91,000 paid to outside brokers), the proceeds received by the Fund were approximately $2,925,000. At the date of sale, the carrying amount of land, improvements and unamortized leasing commissions, for financial statement purposes, after a $780,000 provision for impairment of value recognized in 1993, was $2,798,000. For tax reporting purposes the carrying value at the date of sale was $3,639,000. The gain on the sale under the accrual method of accounting is $127,000. Under the tax method of accounting the loss on sale is $714,000. A special dividend of substantially all of the net sales proceeds was made to shareholders on July 17, 1995.

In the first three quarters of 1996 the Fund experienced a higher rate of prepayment on its mortgage-backed securities portfolio than for the same period of 1995. Expectations are for a slowdown during the remainder of the year reflecting the rising interest rate environment. Mortgage-backed securities are interest rate sensitive financial investments and, to the extent inflation affects interest rates, their value will generally decrease if market interest rates increase. Conversely, if market interest rates decline, the underlying mortgages may be prepaid and the Fund may not be able to reinvest the proceeds at interest rates as favorable as previously invested. The Fund experienced a net unrealized holding loss of $267,000 on its mortgage-backed securities during the first three quarters of 1996 due to increases in market interest rates. The Fund anticipates a reduction in interest income from mortgage-backed securities as certain proceeds received from the prepayments are used to support dividend payments.

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

In February 1995, Phar-Mor filed an objection to the Fund's lease-rejection claim. The objection alleges that the lease-rejection damages were not properly calculated and similar objections were apparently filed against all lease-rejection claims in these proceedings. The Fund has filed materials supporting its lease rejection-claims, calculated to be $774,410. In August 1995, the court confirmed Phar-Mor's proposed reorganization plan. In connection with the confirmation, Phar-Mor dismissed its preference recovery action against most creditors, including the Fund. In September 1995, the Fund filed a separate administrative claim for $19,835, representing pro-rated, post-petition property taxes owed by Phar-Mor under the rejected lease, which claim was paid in October 1996. The court has directed Phar-Mor to report its progress in resolving all outstanding claim objections, including that relating to the Fund.

Item 6.    Exhibits and Reports on Form 8-K.

           a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the Form 8-K Reports filed on July 9, 1996, and on July 25, 1996, reporting the disposition of the Sam's Club property and the Pearle Express-Orland Park location, respectively. On August 23, 1996, the Form 8-K filed July 9, 1996 was amended to include additional information concerning the disposition of the Sam's Club property. On October 10, 1996, subsequent to the close of the quarter, the Report on Form 8-K filed July 25, 1996 was amended to include additional information concerning the disposition of the Pearle Express-Orland Park location.

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



                                    Date:   November 11, 1996
                                            ----------------------------