Form 10-K405
period 1996-12-31
METRIC INCOME TRUST SERIES INC
filed 1997-03-28
CIK 846722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the fiscal year ended December 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------     --------------------
         Commission file number 0-18294

                        METRIC INCOME TRUST SERIES, INC.
             (Exact name of Registrant as specified in its charter)

         CALIFORNIA                                              94-3087630
----------------------------------------                     -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         One California Street
       San Francisco, California                                  94111-5415
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No market for the Shares of Common Stock exists and therefore a market value for such Shares cannot be determined.

      Shares of Common Stock outstanding as of March 27, 1997:  6,321,641

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference from the proxy material of the Registrant in connection with its Annual Meeting of Shareholders scheduled for June 1997.

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                                     PART I

Item 1.    Business.

Metric Income Trust Series, Inc., a California corporation (hereinafter referred to as the "Fund" or "Registrant"), was formed in 1989. Effective April 1, 1997, the operations of Metric Realty, which has been the Advisor to the Fund since the Fund's inception, and certain related companies will be merged with MetLife Realty Group, Inc. ("MRG") into SSR Realty Advisors, Inc. ("SSR Realty"), a newly formed Delaware corporation. All companies involved in this transaction are wholly owned by Metropolitan Life Insurance Company. Metric Realty's managing partner as of April 1, 1997 will become SSR Realty, which will maintain its principal office in White Plains, New York, and a major corporate office in San Francisco, California. In anticipation of this transaction, the Advisory Agreement between Metric Realty and the Fund, was assigned by Metric Realty to SSR Realty, effective March 27, 1997, with the consent of the Fund's Independent Directors. This assignment is not anticipated to have any material effect on the advisory services provided to the Fund. At the Board Meeting held on March 27, 1997, the Independent Directors also approved the extension of the Advisory Agreement to March 31, 1998.

The Fund's initial Registration Statement, filed pursuant to the Securities Act of 1933 (No. 33-27083), was declared effective by the Securities and Exchange Commission on June 30, 1989. The Registrant marketed its securities pursuant to its Prospectus dated June 30, 1989 and thereafter supplemented (hereinafter the "Prospectus"). Such Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

The principal business of the Fund is to acquire income producing net lease real properties and investments in mortgage-backed securities which are guaranteed as to payment of principal and interest by the U.S. Government, U.S. Government agencies or instrumentalities, or federally chartered corporations. The Fund qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. The proceeds of the offering were used to purchase mortgage-backed securities and twenty-five net lease properties which are described in Item 2.

Beginning in July 1989 through June 1990 the Fund offered and sold $60,254,000 in Shares of Common Stock. Through December 31, 1991, additional funding of $2,800,000 was provided from the Dividend Reinvestment Plan ("DRP"). Effective with the dividend paid on January 15, 1992 to Shareholders of record on December 31, 1991, the DRP was suspended as a result of the Chapter 11 bankruptcy filing by National Convenience Stores, Inc. ("NCS"), which was the lessee of 19 convenience stores owned by the Fund (see Item 7 for further information regarding the NCS bankruptcy and related events). All DRP participants received the 1992, 1993 and January 15, 1994 dividends in cash. In September, 1993, the Board of Directors voted unanimously to reinstate the DRP and activate the Liquidity Option Program ("LOP") effective for the first quarter 1994 dividend which was paid in May 1994. In June 1996, the Board of Directors voted unanimously to terminate the DRP and LOP effective as to dividend payments made after August 15, 1996 (see Item 7 and Item 8, Note 4 to the consolidated financial statements). At the Fund's Annual Meeting on June 11, 1996, the Board of Directors voted unanimously to proceed with the liquidation of the Fund's portfolio over the next several years.

Net lease retail convenience store buildings and retail outlets are especially susceptible to the impact of the financial condition and creditworthiness of the lessee (or guarantor of the obligations of the lessee) and other conditions outside the control of the Fund. In the event of the financial failure of a lessee of the Fund, the Fund may be unable to promptly recover the property from the lessee or a trustee in any bankruptcy proceedings or the Fund may not receive rent in such proceedings sufficient to cover its expenses with respect to such property. Also it may be difficult for the Fund to release properties which have been designed or built primarily for a particular tenant.

Environmental site assessments were performed for five of the Fund's convenience stores and all other properties at the time of property acquisition. No material adverse environmental conditions or liabilities were identified. In no case has the Fund received notice that it is a potentially responsible party with respect to an environmental clean-up site.

The Fund or its tenants maintain property and liability insurance coverage on the properties and the Fund believes such coverage to be adequate.

The Fund is subject to the general competitive conditions in the real estate industry and the net lease market for convenience store buildings and retail outlets. In addition, each of the Fund's properties competes in an area which normally contains numerous other properties which may be considered competitive to the Fund's properties.

Investment in the Fund is subject to certain risks, including the lack of any public market for the Fund's Shares which adversely affects the liquidity of Shareholders' investments in the Fund; potential restrictions on transfers of Shares which might jeopardize the Fund's qualification as a REIT; limitations on the percentage of the Fund's Shares owned by any one person; market risks of mortgage-backed securities related to their sensitivity to interest rate changes (such as the fact that an increase in interest rates will result in a decrease in the value of such securities and a decrease in rates may result in an increased incidence of prepayment of principal at a time when reinvestment at favorable rates would be impossible); the possibility that the Fund might not continue to qualify as a REIT; normal risks generally attendant upon the ownership of real estate such as vacancies, rent levels, changes in general economic or fiscal conditions, regulatory risks, including zoning and other land use laws, and natural disasters; costs or liabilities which may arise from any hazardous materials affecting the Fund's properties; potential non-compliance with Americans with Disabilities Act; losses which could result from the default or bankruptcy of any tenant of the Fund; and uninsured losses.

Item 2.    Properties.

A description of the properties owned by the Fund is as follows:


                                       Date of     Date of
Name and Location                      Purchase      Sale       Type       Size
-----------------                      --------      ----       ----       ----
Pearle Express Stores: (3)

   24 Orland Square Drive               11/89        7/96      Retail      5,900
     Orland Park, Illinois                                               sq. ft.

   1281 Southlake Circle                11/89        --        Retail      5,800
     Morrow, Georgia                                                     sq. ft.

National Convenience Stores:

   Stop N Go Store #1332                11/89        --        Retail      3,100
     N. Little School Road                                               sq. ft.
     Arlington, Texas

   Stop N Go Store #1386                11/89        --        Retail      3,100
     Babcock Road                                                        sq. ft.
     San Antonio, Texas

   Stop N Go Store #2065 (5)            11/89        --        Retail      3,100
     Baseline Road                                                       sq. ft.
     Fontana, California

   Stop N Go Store #2092 (5)            11/89        --        Retail      3,100
     Mission Road                                                        sq. ft.
     Rubidoux, California

   Stop N Go Store #2374 (5)            11/89        --        Retail      3,100
     E. Orangethorpe Road                                                sq. ft.
     Placentia, California

                                         Date of    Date of
Name and Location                        Purchase     Sale       Type     Size
-----------------                        --------     ----       ----     ----

Stop N Go Store #2378                     11/89        --       Retail     3,100
  Green Oaks Blvd                                                        sq. ft.
  Arlington, Texas

Stop N Go Store #2406 (5)                 11/89        --       Retail     3,100
  Windy Hill                                                             sq. ft.
  Marietta, Georgia

Stop N Go Store #285                      11/89        --       Retail     3,100
  Altamesa Blvd                                                          sq. ft.
  Fort Worth, Texas

Stop N Go Store #308                      11/89        --       Retail     3,100
  West Tarrant Blvd                                                      sq. ft.
  Grand Prairie, Texas

Stop N Go #328                            11/89        --       Retail     3,600
  Fredericksburg Blvd                                                    sq. ft.
  San Antonio, Texas

Stop N Go #3592 (10)                      11/89        --       Retail     2,400
  25th/Loop 197                                                          sq. ft.
  Texas City, Texas

Stop N Go Store #655 (9)                  11/89       3/97      Retail     3,100
  Northwest Highway                                                      sq. ft.
  Dallas, Texas

Stop N Go #3571 (8)                       11/89       3/97      Retail     2,400
  N. Circle                                                              sq. ft.
  Sealy, Texas

Stop N Go #3583 (7)                       11/89       2/97      Retail     2,400
  Hwy 288                                                                sq. ft.
  Clute, Texas

Stop N Go Store #674 (5)                  11/89       11/96     Retail     3,100
  Archibald                                                              sq. ft.
  Rancho Cucamonga, California

Stop N Go Store #3755 (6)                 11/89       12/96     Retail     2,900
  FM 1960                                                                sq. ft.
  Houston, Texas

Stop N Go Store #3254 (1)                 11/89       06/93     Retail     2,400
  Stedwick Street                                                        sq. ft.
  San Antonio, Texas

                                       Date of     Date of
Name and Location                      Purchase      Sale      Type       Size
-----------------                      --------      ----      ----       ----

   Stop N Go Store #3531 (1)            11/89       08/93     Retail       2,400
     Seawall Blvd                                                        sq. ft.
     Galveston, Texas

   Stop N Go Store #1714 (1)            11/89       12/93     Retail       3,100
     Grand Avenue Parkway                                                sq. ft.
     Pflugerville, Texas

Other Stores:

   Wickes Furniture Store               01/90        --       Retail      51,000
     Torrance, California                                                sq. ft.

   Sam's Club (2)                       05/90       06/96     Retail     108,000
     Menomonee Falls, Wisconsin                                          sq. ft.

   Former Phar-Mor Store (4)            12/90       03/95     Retail      56,400
     Franklin Township, Ohio                                             sq. ft.

   Haverty's Furniture Store            12/94        --       Retail      55,000
     Plano, Texas                                                        sq. ft.



(1) In December 1991 NCS filed a petition with the U.S. Bankruptcy Court for reorganization under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy proceedings, three stores were closed in 1992 for which the leases were rejected and those properties were subsequently sold to unaffiliated buyers (see Item 7 and Item 8, Note 8 to the consolidated financial statements).

(2) Formerly Wholesale Club. The Fund's store was vacated in April 1992 and 100% of the building was subleased in 1994 and 1995. On June 25, 1996, the building was sold to an unaffiliated buyer.

(3) Formerly Eyelab Superstores. On July 10, 1996, the Orland Park, Illinois store was sold to an unaffiliated buyer.

(4)   On March 15, 1995, the building was sold to an unaffiliated buyer.

(5) In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. Although lease payments for the stores owned by the Fund are now received from Circle K, NCS remains financially liable under the terms of the leases. On November 12, 1996, the store located in Rancho Cucamonga, California was sold to an unaffiliated buyer.


(6) In August 1994, a portion of the land was sold through condemnation. On December 19, 1996, the store was sold to an unaffiliated buyer.
(7) On February 28, 1997 the store in Clute,Texas was sold to an unaffiliated buyer.
(8) On March 5, 1997 the store in Sealy, Texas was sold to an unaffiliated buyer.
(9) On March 12, 1997 the store in Dallas, Texas was sold to an unaffiliated buyer.
(10) The store in Texas City, Texas is currently under a sales contract, dated March 13, 1997, with the anticipated closing date of March 27, 1997.

All of the Registrant's properties are owned in fee.

See Selected Financial Data in Item 6 for lease income. See the Consolidated Financial Statements in Item 8 for information regarding the Fund's properties. An occupancy summary is set forth on the chart following:

                                OCCUPANCY SUMMARY


                                                         Occupancy rate (%)
                                                           at December 31
                                                    1996        1995        1994
                                                    ----        ----        ----
COMMERCIAL BUILDINGS:
Pearle Express Stores (1) ..................        100%         100%       100%
National Convenience Stores (2) ............        100          100        100
Wickes Furniture Store .....................        100          100        100
Sam's Club (4) .............................        N/A          100        100
Former Phar-Mor Store (3) ..................        N/A          N/A         44
Haverty's Furniture Store ..................        100          100        100



(1) Represents occupancy at both of the Pearle Express Stores. In July 1996, the Orland Park, Illinois store was sold.

(2) Represents the number of stores leased as a percentage of the total number of stores owned by the Fund. One leased store is vacant, but the lessee remains current in its lease obligations to the Fund. In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. Although lease payments for the stores operated as Circle K are now received from them, NCS remains financially liable under the terms of the leases. In November and December 1996, two of the stores were sold, followed by one more in February 1997 and two in March 1997. See Note 10 and Note 11 to the consolidated financial statements.

(3) In August 1992 Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code (see Item 7 and Item 8, Note 8 to the consolidated financial statements). Phar-Mor rejected the Fund's lease effective May 15, 1993 after closing the store at the end of April. The store was subdivided in 1994 and 24,709 square feet was leased to Superpetz, Inc. The building was subsequently sold on March 15, 1995.

(4) Represents economic occupancy at December 31, 1994. Lessee vacated the store in April 1992, but remained current in its lease obligations to the Fund. During the fourth quarter of 1994 and first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building was 100% occupied until it was sold in June 1996.

Item 3.    Legal Proceedings.

The Fund has been a creditor in bankruptcy  proceedings filed by Phar-Mor.  (See
Item 7 and Item 8, Note 8 to the consolidated financial statements.) In December 1994, Phar-Mor filed in these proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250, consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of a reorganization plan for Phar-Mor.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this Report.

                                     PART II

Item 5. Market for Registrant's Shares of Common Stock and Related Stockholder Matters.

No public market for the Shares exists, nor is one expected to develop. However, see Item 8, Note 4 to the consolidated financial statements for a discussion of the circumstances under which Shares of Common Stock were sold through the Dividend Reinvestment Plan (DRP) pursuant to the Liquidity Option Program (LOP). The per Share price for Shares acquired through the DRP with the proceeds of the dividends was established by the Fund's Board of Directors, pursuant to a formula having as its components independent third-party appraisals of the Fund's properties as of December 31 of each year, the market value of the Fund's mortgage-backed securities, and the net book value of its other assets and liabilities as of each quarter end prior to the dividend payment. In June 1996 the Board of Directors voted to terminate the DRP and LOP effective as to dividend payments made after August 15, 1996. The Board of Directors believed that with the implementation of a formal disposition strategy for the Fund, the Plan was no longer a viable purchase and liquidation vehicle. It is the intention of the Fund's Advisor, however, to continue to provide, on a quarterly basis, an estimated net asset value per Share utilizing the same method as previously used to determine the DRP per Share price. The estimated net asset value per Share as of December 31, 1996 has been determined to be $5.08.

Many factors are involved in determining the actual fair market value of the shares of stock of a company. Therefore, no assurance can be given that the estimated net asset value per Share determined by the Advisor to the Fund as of any valuation date will represent actual fair market value of a Share of stock of the Fund.

In addition, appraised values represent only the opinion of the appraiser and do not necessarily reflect the price which the Fund would receive upon the sale of the asset. In this regard, since methods for determining values vary, if an alternate method of valuation were used, it could result in a value different from the value determined based on a discounted cash flow analysis, which is the primary method utilized by the appraisers engaged to appraise the properties.


As of December 31, 1996 the approximate number of Shareholders was as follows:

                                                           Number of
                Title of Class                          Record Holders
                --------------                          --------------

                Common Stock.......................         4,782

Item 6. Selected Financial Data.

The following table presents selected financial data for Metric Income Trust Series, Inc., a California corporation, for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The data should be read in conjunction with the consolidated financial statements included elsewhere herein.


                                            For the Year Ended
                                                December 31
                          ------------------------------------------------------
                           1996        1995        1994        1993        1992
                           ----        ----        ----        ----        ----
                              (Amounts in thousands except per unit data)
TOTAL REVENUES           $ 4,886     $ 5,156     $ 4,670     $ 4,886     $ 5,348
NET INCOME               $ 4,552     $ 3,930     $ 2,888     $ 2,644     $ 2,313
NET INCOME PER SHARE     $   .72     $   .62     $   .46     $   .42     $   .37
TOTAL ASSETS             $35,939     $42,211     $45,603     $49,510     $52,261
DIVIDENDS PER SHARE      $  2.08     $  1.26     $   .85     $   .85     $   .85

                                  Lease Income

The following Lease Income table presents lease income for the properties by lessee included in the Fund's consolidated financial statements:


                                                 For the Year Ended
                                                     December 31
                                      ------------------------------------------
                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----     ----
                                                (Amounts in thousands)
National Convenience Stores (1)(2)   $1,825   $1,852   $1,552   $1,527   $1,777
Pearle Express Stores (5) ........      217      283      282      265      265
Wickes Furniture Store (7) .......    1,372    1,202    1,135    1,036    1,036
Sam's Club (6) ...................      284      524      511      511      511
Former Phar-Mor Store (3) ........     --         28        6      135      361
Haverty's Furniture Store (4) ....      411      411       11     --       --
                                     ------   ------   ------   ------   ------

Total ............................   $4,109   $4,300   $3,497   $3,474   $3,950
                                     ======   ======   ======   ======   ======



(1) As a result of bankruptcy proceedings, three stores were closed in 1992 for which the leases were rejected and the properties were subsequently sold in June, August and December 1993 (see Item 7 and Item 8, Note 8 to the consolidated financial statements). In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. Lease payments for the Circle K stores are now received from Circle K; however, NCS remains financially liable under the terms of the leases. In December 1995 Diamond Shamrock purchased the outstanding stock of NCS and subsequently merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation. In November and December 1996, two stores were sold (one of which was operated by Circle K), followed by one more in February 1997 and two in March 1997 (See Note 10 and Note 11 to the consolidated financial statements).

(2) Includes $245,000 and $279,000 deferred rent receivable in 1996 and 1995, respectively.

(3)   On March 15, 1995, the building was sold to an unaffiliated buyer.

(4)   Acquired in December 1994.

(5) The Orland Park, Illinois store was sold in July 1996. See Note 10 to the consolidated financial statements.

(6) The property was sold in June 1996. See Note 10 to the consolidated financial statements.

(7)   Includes $162,000 deferred rent receivable in 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Results of Operations

Income before net gain on sale of properties decreased $12,000 in 1996 compared to 1995. The 1996 decrease was primarily due to decreases in lease income and interest on mortgage-backed securities, which were partially offset by the decrease in depreciation, as discussed below.

Lease income in 1996 decreased $191,000 when compared to 1995 primarily due to the sale of Sam's Club in June 1996, the Pearle Express store in Orland Park, Illinois in July 1996, and the NCS stores in Rancho Cucamonga, California and Houston, Texas in November and December 1996, respectively, which decrease was partially offset by the increase in lease income from the Wickes Furniture store as a result of recording deferred lease income of $162,000 in 1996.

Interest on the Fund's mortgage-backed securities portfolio declined 13% in 1996 compared to 1995 due to the reduction in the amount of securities owned by the

Fund. The total of the Fund's mortgage-backed securities was reduced due to principal repayments. These repayment proceeds were used to support dividend payments to Shareholders. Other income increased in 1996 compared to 1995 primarily due to the receipt of the administrative claim of approximately $19,000 from Phar-Mor for post-petition real estate taxes for the period through May 15, 1993 (see Note 8 to the consolidated financial statements).

Depreciation expense decreased in 1996 compared to 1995 primarily due to the sale of the Pearle Express store in July 1996 and the classification of Sam's Club in 1995 and the NCS properties in the third quarter of 1996 as Real Estate Held for Sale and depreciation not being provided for subsequent to the classification (see Note 10 and Note 6 to the consolidated financial statements).

General and administrative expense decreased slightly in 1996 as compared to 1995 primarily due to the decrease in advisory fee as a result of the sales of properties in 1996 and 1995 (see Note 10 to the consolidated financial statements) and the decrease in legal fees relating to the Phar-Mor bankruptcy proceedings (see Note 8 to the consolidated financial statements). The decreases were partially offset by the increase in administrative expenses reimbursed to the Fund's Advisor.

As discussed in Item 8, Note 10, in June, July, November, and December 1996, the Fund sold the Sam's Club, Pearle Express - Orland Park, Illinois, NCS store in Rancho Cucamonga, California and NCS store in Houston, Texas, respectively, and recognized a net gain totaling $760,000.

1995 Compared to 1994

Income before gain (loss) on sale of property and extraordinary items increased $513,000 in 1995 compared to 1994. The 1995 increase was primarily due to the increase in lease income as discussed below. In addition, interest on mortgage-backed securities decreased $145,000, and interest and other income decreased $141,000, which were offset in part by a $38,000 decrease in general and administrative expenses.

Lease income in 1995 compared to the prior year increased primarily due to an increase in lease income of $400,000 from the Haverty's Furniture Store ("Haverty's") purchased in December 1994, and an increase in lease income from NCS as a result of recording deferred lease income of $279,000 in 1995 (see revenue recognition policy in Note 1 to the consolidated financial statements).

Interest on the Fund's mortgage-backed securities portfolio declined 17% in 1995 compared to 1994 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments and the sale of mortgage-backed securities to purchase Haverty's. These repayment proceeds were used to support dividend payments to Shareholders. In 1995, the Fund recognized a $16,000 gain on the sale of mortgage-backed securities.

Interest and other income decreased in 1995 compared to 1994 primarily due to the decrease in cash available for investments as a result of the use of available cash for the acquisition of Haverty's in December 1994. Other income also decreased as less stock was received from NCS in 1995 than 1994 in connection with the settlement of the Fund's claim following bankruptcy proceedings and the lessee's subsequent reorganization. Revenue from the sale of Shares of stock in 1995 totaled $20,000 compared to $70,000 in 1994.

General and administrative expenses decreased in 1995 compared to 1994. This decrease was primarily a result of a decrease of $28,000 in legal fees mainly due to the nonrecurring costs incurred in 1994 associated with the establishment of the DRP/LOP, and the discontinuance of amortization of the deferred consulting fees (see Item 8, Note 9) which was offset in part by a $48,000 increase in costs reimbursed to the Fund's Advisor.

As discussed in Item 8, Note 10, in March 1995 the Fund sold the former Phar-Mor building located in Franklin Township, Ohio, and recognized a gain of $126,000.

Fund Liquidity and Capital Resources

Introduction

The Fund intends to meet its cash needs from cash flow generated by properties and securities and from the proceeds from the sale of properties and securities. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The current level of regular quarterly cash dividends to Shareholders is being sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities, and from capital gains from the sale of securities.

Since inception, the principal source of capital resources has been proceeds from the sale of the Fund's common stock. Through June 30, 1992, proceeds from the sale of common stock totaled $63,054,000, including proceeds raised through the DRP of $2,800,000. The DRP was to have purchased newly issued Shares until June 30, 1992, and thereafter, Shares from Shareholders wishing to sell Shares, if any. However, the DRP was suspended effective with the January 15, 1992 distribution to Shareholders of record on December 31, 1991 as a result of the Chapter 11 bankruptcy filing by National Convenience Stores ("NCS"). The Board of Directors extended the suspension of the DRP with respect to the dividends paid in 1992, 1993 and January 20, 1994 and all DRP participants received the dividends in cash.

In September, 1993, the Board of Directors voted unanimously to reinstate the DRP and activate the LOP. Purchases of Shares through the DRP (to the extent of participation in the DRP) commenced with respect to the dividend paid for the first quarter of 1994. Shares were purchased through the DRP on the dates and at the prices noted below:

         DRP Purchase Date    Share Price           Source of Proceeds
         -----------------    -----------           ------------------

         May 16, 1994 ....     $   7.41             Quarterly Dividend
         August 15, 1994 .     $   7.21             Quarterly Dividend
         November 15, 1994     $   7.10             Quarterly Dividend
         January 16, 1995      $   7.04             Quarterly Dividend
         May 15, 1995 ....     $   6.93             Quarterly Dividend
         July 17, 1995 ...     $   6.53      Special Dividend of Sales Proceeds
         August 15, 1995 .     $   6.53             Quarterly Dividend
         November 15, 1995     $   6.54             Quarterly Dividend
         January 16, 1996      $   6.51             Quarterly Dividend
         May 15, 1996 ....     $   6.59             Quarterly Dividend
         August 15, 1996 .     $   6.52             Quarterly Dividend

In June 1996 the Board of Directors voted unanimously to terminate the DRP and LOP effective as to dividends paid after August 15, 1996. The Fund's Advisor will continue to provide, on a quarterly basis, an estimated net asset value per Share utilizing the same methods previously utilized to calculate the DRP per Share purchase price. Based on December 31, 1996 appraisals for the properties, the market value of the Fund's mortgage-backed securities, and carrying value of its other assets and liabilities as of December 31, 1996, the Advisor estimates the per Share net asset value to be $5.08. Appraisals of the real property in the portfolio will continue to occur annually.

As presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. In addition, cash was provided by investing activities from proceeds from sales of properties and principal payments received on mortgage-backed securities. Cash was used by investing activities for expenses incurred in the sales of properties. Cash was used by financing activities for dividends paid to Shareholders.

NCS was the seller and lessee of 19 properties operated as Stop N Go convenience stores acquired by the Fund in November 1989. In March 1993, NCS had a reorganization plan confirmed by the Court which became effective March 9, 1993 (NCS had filed a petition for reorganization under Chapter 11 in December 1991). As payment for a claim filed by the Fund with the Bankruptcy Court with respect to the three rejected leases, NCS agreed to issue new shares of its common stock to the Fund. Through May 1995, the Fund received 17,161 shares of NCS stock which were immediately sold and resulted in net proceeds of $230,000. In June 1996 the Fund received $32,000 in lieu of 1,170 shares of NCS common stock from Diamond Shamrock Corporation, the firm which purchased the majority of the outstanding NCS stock in December 1995. In late 1996 Diamond Shamrock Corporation merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation (UDS). This newly created $4 billion corporation is now reported to be the fourth largest independent oil refining and marketing company in North America. The Fund expects to receive some additional compensation from UDS in 1997 as payment for the remainder of the outstanding claim.

In April 1994, NCS completed an exchange and sale of stores with another convenience store operator, Circle K Corporation. NCS exchanged 53 stores in Southern California for 88 Circle K stores in the Dallas and Houston markets. In addition, Circle K purchased 27 NCS stores in the Atlanta market. Five of the Fund's stores, four in Southern California and one in Atlanta, were included in the transactions and during the third quarter of 1994 were converted to Circle K operations. Although lease payments for the stores operated as Circle K are now received from Circle K Corporation, NCS remains financially liable under the terms of the leases. Also in the third quarter of 1994, the Fund received a payment of $91,000 from the Texas Department of Transportation through condemnation and sale of approximately 3,593 square feet of frontage of the Stop N Go property in Houston. Effective September 1, 1994, the rent on the store was reduced by 10.4% to approximately $132,000 per year. The loss recorded at the time of sale was $32,000.

In November 1996 the Fund sold National Convenience Store Stop N Go #674 (operated as Circle K) located in Rancho Cucamonga, California for $1,650,000. After payment of expenses of sale of $103,000 (including real estate commissions of $93,000 paid to outside brokers) the proceeds received by the Fund were approximately $1,547,000. The carrying value at the time of sale was $1,038,000 (including $37,000 deferred lease income receivable). The gain recognized at the time of sale was $509,000.

In December 1996 the Fund sold National Convenience Store Stop N Go #3755 located in Houston (Harris County), Texas for $1,410,000. After payment of expenses of sale of $100,000 (including $81,000 real estate commissions paid to outside brokers), the proceeds to the Fund were $1,310,000. The carrying value at the time of sale was $1,587,000 (including $38,000 deferred lease income receivable). The loss recognized at the time of sale was $277,000.

In February 1997 the Fund sold National Convenience Store Stop N Go #3583 located in Clute, Texas for $264,000. After payment of expenses of sale of $29,000 (including $16,000 real estate commissions paid to outside brokers), the proceeds to the Fund were $235,000. The carrying value at the time of sale was $373,000 (including $9,000 deferred lease income receivable). The loss recognized at the time of sale was $138,000.

In March 1997 the Fund sold National Convenience Store Stop N Go #3571 located in Sealy, Texas for $265,000. After payment of expenses of sale of $28,000 (including $16,000 real estate commissions paid to outside brokers), the proceeds to the Fund were $237,000. The carrying value at the time of sale was $303,000 (including $9,000 deferred lease income receivable). The loss recognized at the time of sale was $66,000.

In March 1997 the Fund sold National Convenience Store Stop N Go #655 located in Dallas, Texas for $1,392,000. After payment of expenses of sale of $102,000 (including $80,000 real estate commission paid to an outside broker), the proceeds to the Fund were $1,290,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable). The gain recognized at the time of sale was $575,000.

The Fund received several purchase offers for the building formerly occupied by Sam's Club, located in Menomonee Falls, Wisconsin, and in 1996 negotiated a purchase and sale agreement with one potential buyer which was not affiliated with MITS or the Advisor. A written notification of the waiver by the lessee of its first right of refusal to purchase the property was received by the Advisor. In June 1996 the Fund sold Sam's Club for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including a real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited in an escrow account to secure payment for construction work to be completed by the tenant at the property. Due to severe weather, the repairs were not undertaken within the time frame specified. The Fund's Advisor has since negotiated an extension with the tenant and the buyer which requires completion by June 1, 1997. Once the repairs have been completed to the satisfaction of the buyer, the remaining escrow funds will be released to the Fund.

During the fourth quarter of 1995, the Fund successfully negotiated a three year, eight month lease extension for the Pearle Express location in Orland Park, Illinois, which took effect December 1, 1995. During the first quarter of 1996 the Fund received an offer to purchase the property. In July 1996 the Fund sold the Orland Park location for $1,069,000. After payment of expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000.

In early 1996 the Fund received a purchase offer for the Morrow, Georgia location, from a potential buyer not affiliated with the MITS or the Advisor. The Fund, however, was not able to reach an acceptable agreement with the buyer, and continued to market the property through the second quarter. No other viable offers were received and the property was subsequently removed from the market. The Fund continues to negotiate with Pearle Inc. to extend or modify the lease for the Morrow location, which by its current lease terms would expire on January 31, 1999.

As discussed in Note 8 to the consolidated financial statements, Phar-Mor, a lessee responsible for 4 percent of lease income for 1993, filed for protection under Chapter 11 of the federal Bankruptcy Code in August 1992. Phar-Mor rejected the Fund's lease effective May 15, 1993 following the closure of the store in April and, as discussed in Note 8 to the consolidated financial statements, the Fund filed claims in the bankruptcy proceedings. The Fund determined that based upon the closure of the Phar-Mor store, and current Ohio market conditions, recovery of the carrying value of that property appeared unlikely. Accordingly, a provision for impairment of value of $780,000 was recognized in 1993 to reduce the carrying value of the property based upon the estimated economic loss to the Fund. In the fourth quarter of 1994, the Fund received an unsolicited purchase offer for the building. Following negotiations, a purchase and sale agreement was executed. The transaction closed escrow on March 15, 1995 at a sales price of $3,050,000. After expenses of sale of $126,000 (including real estate commissions of $91,000 paid to outside brokers), the proceeds to the Fund were approximately $2,924,000. At the date of sale, the carrying amount of land, improvements and unamortized leasing commissions, after a $780,000 provision for impairment of value recognized in 1993, was $2,798,000. The gain on the sale was $126,000.

In September 1994, the Board of Directors approved the purchase, by the Fund's subsidiary, of a 55,000 square foot free standing retail building located along a major transportation corridor in Plano, Texas. The purchase price for the property, which was built in 1988 and expanded in early 1994, was $4,083,000, including acquisition fees and expenses. The store, leased to Haverty's
Furniture Companies, Inc., is subject to a 15 year lease, with an additional renewal option for five years. The tenant is responsible for all operating expenses, including taxes, maintenance and insurance expenses. Haverty's, established in 1885, is one of the largest publicly-owned furniture retailers in the country and owns and operates 89 stores throughout the Southeast and Texas. The seller of the property was the original developer, Rosewood Real Estate Investment, Inc. The purchase closed on December 22, 1994.

During the latter part of 1995 and early 1996, the Wickes Furniture Store (the "Store") was marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to weak retail market conditions in Southern California and current lease rates, few prospective buyers expressed an interest in purchasing the Store at a price acceptable to the Fund. The property was subsequently withdrawn from the market and will be held until market conditions improve.

The impact of inflation on the Fund's revenues and expenses cannot be determined. It is also impossible to predict the impact of inflation on the ultimate sales price of the properties which the Fund has acquired and on the market values of mortgage-backed securities. Mortgage-backed securities are interest rate sensitive financial investments and, to the extent inflation affects interest rates, their value will generally decrease if market interest rates increase. Conversely, if market interest rates decline, the underlying mortgages may be prepaid and the Fund may not be able to reinvest the proceeds at interest rates as favorable as previously invested.

The Advisor anticipates that the Fund will have sufficient resources to meet its capital and operating requirements into the foreseeable future.

Item 8.    Financial Statements and Financial Statement Schedules.

                                     METRIC INCOME TRUST SERIES, INC.,
                                         a California corporation

                                             TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors............................................................................      13
Consolidated Financial Statements:
   Balance Sheets at December 31, 1996 and 1995 ..........................................................      14
   Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994..........................      15
   Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994................      16
   Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..........................      17
   Notes to Consolidated Financial Statements.............................................................      18
Financial Statement Schedules:
   Schedule III    -  Real Estate and Accumulated Depreciation at December 31, 1996.......................      26

Financial  statements and financial  statement  schedules not included have been omitted  because of the absence of conditions  under which they are required or because the  information  is included  elsewhere in the  consolidated financial statements.

                                                   12

                         REPORT OF INDEPENDENT AUDITORS

Metric Income Trust Series, Inc., a California corporation:

We have audited the accompanying consolidated balance sheets of Metric Income Trust Series, Inc., a California corporation ("the Fund"), as of December 31, 1996 and 1995 and the related consolidated statements of operations, Shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. Our audits also included the financial statement schedules of the Fund listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Fund at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Fund changed its method of accounting for mortgage-backed securities.






Ernst & Young LLP

San Francisco,  California
January 23, 1997, except Note 11 as
to which the date is March 12, 1997

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                        1996             1995
                                                                        ----             ----
ASSETS

Cash ...........................................................   $  3,781,000    $    976,000
Accounts and Interest Receivable ...............................        669,000         412,000
Investment in Mortgage-Backed Securities - Net .................      7,251,000       8,575,000

Rental Properties ..............................................     14,798,000      30,889,000
Accumulated Depreciation .......................................     (1,286,000)     (2,784,000)
                                                                   ------------    ------------
     Properties and Improvements - Net .........................     13,512,000      28,105,000

Real Estate Held for Sale ......................................     10,612,000       4,135,000
Prepaid and Other Assets .......................................        114,000           8,000
                                                                   ------------    ------------

     Total Assets ..............................................   $ 35,939,000    $ 42,211,000
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................................   $  3,888,000    $  1,264,000
Payable to Sponsor and Affiliates ..............................          9,000          22,000
Other Accounts Payable and Accrued Liabilities .................        187,000         308,000
                                                                   ------------    ------------

     Total Liabilities .........................................      4,084,000       1,594,000
                                                                   ------------    ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 Shares
     authorized and 6,321,641 Shares issued and outstanding ....          6,000           6,000
Additional Paid-in Capital .....................................     55,200,000      55,200,000
Accumulated Dividends in Excess of Net Income ..................    (23,521,000)    (14,947,000)
Unrealized Holding Gain on Investment
     in Mortgage-Backed Securities - Net .......................        170,000         358,000
                                                                   ------------    ------------

     Total Shareholders' Equity ................................     31,855,000      40,617,000
                                                                   ------------    ------------

     Total Liabilities and Shareholders' Equity ................   $ 35,939,000    $ 42,211,000
                                                                   ============    ============




                 See notes to consolidated financial statements.

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                    1996         1995          1994
                                                                    ----         ----          ----
Revenues:

Lease income ................................................   $4,109,000   $4,300,000   $ 3,497,000
Interest on mortgage-backed securities ......................      611,000      702,000       847,000
Interest and other income ...................................      166,000      138,000       279,000
Gain on sale of mortgage-backed securities - net ............         --         16,000        47,000
                                                                ----------   ----------   -----------
   Total Revenues ...........................................    4,886,000    5,156,000     4,670,000
                                                                ----------   ----------   -----------

Expenses (including $467,000, $454,000 and $414,000 paid or payable to advisor and affiliates in 1996, 1995 and 1994):

Depreciation ................................................      397,000      652,000       641,000
General and administrative ..................................      697,000      700,000       738,000
                                                                ----------   ----------   -----------
   Total Expenses ...........................................    1,094,000    1,352,000     1,379,000
                                                                ----------   ----------   -----------

Income Before Gain (Loss) on Sale of Properties
    and Extraordinary Items .................................    3,792,000    3,804,000     3,291,000

Gain (Loss) on Sale of Properties - Net .....................      760,000      126,000       (32,000)

Extraordinary Items - Net ...................................         --           --        (371,000)
                                                                ----------   ----------   -----------

Net Income ..................................................   $4,552,000   $3,930,000   $ 2,888,000
                                                                ==========   ==========   ===========

Net Income per Share
Income before gain (loss) on sale of properties and
   extraordinary items                                               $0.60        $0.60         $0.52
Gain (loss) on sale of properties - net                               0.12         0.02             -
Extraordinary items - net                                                -            -         (0.06)
                                                                     -----        -----         -----

   Net Income per Share                                              $0.72        $0.62         $0.46
                                                                     =====        =====         =====

Dividends per Share                                                  $2.08        $1.26         $0.85
                                                                     =====        =====         =====





                 See notes to consolidated financial statements.

                                          METRIC INCOME TRUST SERIES, INC.,
                                              a California corporation

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                       Unrealized
                                                                                                          Holding
                                                                                                        Gain/(Loss)
                                                                     Additional     Accumulated       on Investment in
                                                  Common Stock        Paid-in    Dividends in Excess  Mortgage-Backed
                                                Shares     Amount     Capital      of Net Income     Securities - Net     Total
                                                ------     ------     -------      -------------      ----------------    -----
Balance, January 1, 1994 ................     6,321,641  $  6,000    $55,200,000    $ (8,427,000)    $                $46,779,000

Effect of Adopting Statement of Financial
     Accounting Standard No. 115 ........                                                                   713,000       713,000
Unrealized Holding Loss
     On Investment in Mortgage-Backed
     Securities - Net ...................                                                                (1,032,000)   (1,032,000)
Income Before Loss on
     Sale of Property and
     Extraordinary Items ................                                              3,291,000                        3,291,000
Loss on Sale of Property ................                                                (32,000)                         (32,000)
Extraordinary Items - Net ...............                                               (371,000)                        (371,000)
Dividends Declared ......................                                             (5,373,000)                      (5,373,000)
                                              ---------     -----     ----------     -----------           ---------   -----------
Balance, December 31, 1994 ..............     6,321,641     6,000     55,200,000     (10,912,000)          (319,000)   43,975,000

Unrealized Holding Gain
     On Investment in Mortgage-Backed
     Securities - Net ...................                                                                   677,000       677,000
Income Before Gain on
     Sale of Property ...................                                              3,804,000                        3,804,000
Gain on Sale of Property ................                                                126,000                          126,000
Dividends Declared ......................                                             (7,965,000)                      (7,965,000)
                                              ---------     -----     ----------     -----------           ---------   -----------
Balance, December 31, 1995 ..............     6,321,641     6,000     55,200,000     (14,947,000)           358,000    40,617,000

Unrealized Holding Loss
     On Investment in Mortgage-Backed
     Securities - Net ...................                                                                  (188,000)     (188,000)
Income Before Gain on
     Sale of Properties .................                                              3,792,000                        3,792,000
Gain on Sale of Properties - Net ........                                                760,000                          760,000
Dividends Declared ......................                                            (13,126,000)                     (13,126,000)
                                              ---------     -----     ----------     -----------           ---------   -----------
Balance, December 31, 1996 ..............     6,321,641  $  6,000    $55,200,000    $(23,521,000)         $ 170,000   $31,855,000
                                              =========     =====     ==========     ===========           =========   ===========




                 See notes to consolidated financial statements.

                                            METRIC INCOME TRUST SERIES, INC.,
                                                a California corporation

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Years Ended December 31, 1996, 1995 and 1994

                                                                                         1996           1995            1994
                                                                                         ----           ----            ----
Operating Activities
Net income ......................................................................   $  4,552,000    $ 3,930,000    $ 2,888,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................        389,000        642,000        640,000
   Gain on sale of mortgage-backed securities - net .............................                       (16,000)       (47,000)
   (Gain) loss on sale of properties ............................................       (760,000)      (126,000)        32,000
   Extraordinary items - net ....................................................                                      371,000
   Changes in operating assets and liabilities:
          Accounts and interest receivable ......................................       (332,000)      (296,000)        58,000
          Prepaid and other assets ..............................................       (106,000)         9,000        (93,000)
          Payable to sponsor and affiliates .....................................        (13,000)       (48,000)       (23,000)
          Other accounts payable and accrued liabilities ........................       (121,000)        93,000       (134,000)
                                                                                    ------------    -----------    -----------
Net cash provided by operating activities .......................................      3,609,000      4,188,000      3,692,000
                                                                                    ------------    -----------    -----------

Investing Activities

Rental properties acquisitions and additions ....................................                       (59,000)    (4,250,000)
Acquisition fee paid ............................................................                                      (56,000)
Purchase of cash investments ....................................................                    (2,855,000)    (1,876,000)
Proceeds from cash investments ..................................................                     2,855,000      1,876,000
Purchase of mortgage-backed securities ..........................................                      (301,000)    (1,140,000)
Proceeds from sale of mortgage-backed securities ................................                       303,000      1,419,000
Principal payments received on mortgage-backed securities .......................      1,144,000        626,000      3,066,000
Proceeds from sales of properties ...............................................      9,039,000      3,050,000         91,000
Cash used for selling costs of properties .......................................       (485,000)      (126,000)
                                                                                    ------------    -----------    -----------
Net cash provided (used) by investing activities ................................      9,698,000      3,493,000       (870,000)
                                                                                    ------------    -----------    -----------

Financing Activities

Dividends paid to Shareholders ..................................................    (10,502,000)    (8,044,000)    (5,373,000)
Consulting fees paid ............................................................                                     (709,000)
                                                                                    ------------    -----------    -----------
Cash used by financing activities ...............................................    (10,502,000)    (8,044,000)    (6,082,000)
                                                                                    ------------    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents ................................      2,805,000       (363,000)    (3,260,000)
Cash and cash equivalents at beginning of year ..................................        976,000      1,339,000      4,599,000
                                                                                    ------------    -----------    -----------

Cash and Cash Equivalents at End of Year ........................................   $  3,781,000    $   976,000    $ 1,339,000
                                                                                    ============    ===========    ===========


                           SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized holding gain (loss) on investment in mortgage-backed securities - see note 3.

Sale of rental properties in 1996 and 1995 - see note 10.



                                   See notes to consolidated financial statements.

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

      Organization - Metric Income Trust Series, Inc., a California corporation ("Fund"), was organized in 1989 under the laws of the State of California to acquire income producing real properties and investments in securities which are guaranteed as to payment of principal and interest by the U.S. Government, U.S. Government agencies or instrumentalities, or federally chartered corporations. The Fund qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. Metric Realty (formerly known as Metric Partners), an Illinois general partnership ("Sponsor" and "Advisor"), is the Sponsor and Advisor of the Fund. The general partners of Metric Realty are Metric Realty Corp. and Metric Holdings, Inc., Delaware corporations which are wholly owned subsidiaries of Metropolitan Life Insurance Company. As the Advisor, Metric Realty has entered into an advisory agreement with the Fund under which it will furnish day-to-day management and carry out the investment objectives and policies established by the Board of Directors. The term of the Advisory Agreement is expected to be extended by the Board of Directors to March 31, 1998. The Sponsor owns 21,506 Shares of common stock.

      Consolidation - The consolidated financial statements include the statements of the Fund, and its wholly-owned subsidiary which owns all properties located in Texas. All significant intercompany transactions and balances have been eliminated.

      Fair Value of Financial Instruments - Except for the Fund's investment in mortgaged-backed securities, the fair values of the Fund's financial instruments approximate their historic cost, as reported in the balance sheet. In accordance with FASB Statement 115 (see below), the Fund's investments in mortgage-backed securities are reported at fair value.

      Change in Accounting Principle - In June 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with this Statement and management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of Shareholders' equity. The Fund's investment in mortgage-backed securities is stated at amortized cost at December 31, 1993. The effect of adopting this statement at January 1, 1994 was to increase mortgage-backed securities and Shareholders' equity by $713,000.

      New Accounting Pronouncement - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Fund adopted SFAS 121 in the fourth quarter of 1995. No impairment losses were required to be recorded as a result of adopting SFAS 121.

      Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Fund considers highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

      Rental Properties - Rental properties are stated at cost. Prior to 1995, a provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has been, and is expected to continue generating significant operating deficits and the Fund is unable or unwilling to sustain such deficit results of operations or, (3) a property's value has declined based on management's expectations with respect to projected future operational cash flows during the expected holding period and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. As of December 31, 1995, the carrying value of the rental properties is determined in accordance with SFAS 121.

      Real Estate Held for Sale - Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Estimated fair value for financial reporting purposes is computed using the estimated sales price approved by the Board of Directors. Depreciation is not recorded on assets classified as held for sale.

      In the course of business, the Fund will receive offers for sale of its properties, either solicited or unsolicited. For those offers which are accepted, the buyer will usually require a due diligence period before consummation of the transaction; it is not unusual for matters to arise which result in withdrawal of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are underway.

      Revenue Recognition - Rental revenue under tenant lease agreements is recognized on the straight-line method over the lease terms except where such amounts are immaterial or where the underlying tenants are experiencing financial difficulties. Once difficulties are resolved, rental revenue is straight lined (unless the adjustment is immaterial) on prospective rental streams for tenants who have resolved or mitigated their financial difficulties.

      Depreciation - Depreciation is computed using the straight-line method over estimated useful lives of 30 years for buildings and improvements. Beginning in the fourth quarter of 1995, properties categorized as real estate held for sale are not depreciated as a result of the Fund adopting SFAS 121.

      Mortgage-Backed Securities - Mortgage-backed securities consist of certificates originated under or in connection with Federal housing programs of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") and are guaranteed as to payment of principal and interest. The Fund's intent is to hold these securities as available-for-sale investments. The Fund will sell and re-invest in mortgage pools to adjust the cash flow from these investments. Discounts are amortized over the terms of the related securities using the interest method. Prior to 1994 mortgage-backed securities were carried at the lower of amortized cost or market. As a result of the adoption of FASB Statement No. 115 in 1994, as discussed above, mortgage-backed securities are carried at fair value.

      Net Income and Dividends Per Share - Net income and dividends per Share are based upon 6,321,641 Shares outstanding for each of the years ended December 31, 1996, 1995 and 1994. Dividends per Share were composed of $.52 ordinary income, $.10 capital gains and $1.46 return of capital in 1996, $.47 ordinary income, $.01 capital gains and $.78 return of capital in 1995, and $.45 ordinary income, $.01 capital gains and $.39 return of capital in 1994.

      Income Taxes - The Internal Revenue Code provides that a corporation can qualify as a REIT if, among other things, the corporation distributes at least 95 percent of its taxable income to Shareholders each year. If the corporation distributes at least 95 percent of its taxable income to Shareholders, such distributions can be treated as deductions for income tax purposes. Because the Fund qualifies as a REIT and had distributed amounts in excess of its taxable income for 1996, 1995, and 1994, no provision for income taxes has been made in the accompanying consolidated financial statements.

      The tax basis of the Shareholders' equity differs at December 31, 1996 from the amounts presented in the consolidated balance sheet as follows:


      Financial statement basis of Shareholders' equity            $31,855,000
      Tax basis of Shareholders' equity                             31,684,000
                                                                   -----------
      Difference                                                   $   171,000
                                                                   ===========

      The difference  consists  primarily of adjustments  made for  depreciation
      less  straight-lined   rental  revenue  and  unrealized  holding  gain  on
      investment in mortgage-backed securities.


2.    Transactions with Advisor and Affiliates

      In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:



                                                     1996      1995        1994
                                                     ----      ----        ----

      Reimbursement of administrative expenses .  $200,000   $160,000   $112,000
      Securities management fee ...............     38,000     44,000     51,000
      Advisory fee ............................    229,000    250,000    251,000
      Acquisition fee ............... .........                           56,000
                                                  --------   --------   --------

                                                  $467,000   $454,000   $470,000
                                                  ========   ========   ========

      The securities management fee is earned by State Street Research and Management Company, an affiliate of Metropolitan Life Insurance Company.

      Through March 31, 1994, the quarterly advisory fees paid to the Advisor were calculated at an annual rate of 0.75 percent of the asset value of the Fund's properties, which asset value was based on the original purchase price of the properties, adjusted annually based on changes in the Consumer Price Index. Under the terms of the Advisory Agreement, 50 percent of the fees were subordinated to the payment of an annualized dividend payment equaling at least 8.5 percent of the Shareholders' adjusted capital contribution. Pursuant to an amendment of the Advisory Agreement approved by the Independent Directors in March 1994, the quarterly advisory fees payable to the Advisor under the Advisory
      Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution (current dividends are 9.1% of adjusted Shareholder capital). To the extent that the dividend paid for a calendar quarter is less than
      8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced.

3.    Mortgage-Backed Securities

      As a result of adopting FASB Statement No. 115, a $713,000 net unrealized holding gain on investments in mortgage-backed securities was reported in 1994 reflecting the cumulative effect upon adoption of the Statement on January 1. In addition, during 1996, 1995 and 1994, the Fund incurred a $188,000 unrealized holding loss, $677,000 unrealized holding gain and a $1,032,000 unrealized holding loss on investments in mortgage-backed securities, respectively, resulting in a cumulative net unrealized holding gain of $170,000 at December 31, 1996 and a cumulative net unrealized holding gain of $358,000 at December 31, 1995.

      Mortgage-backed securities at December 31, 1996 and December 31, 1995 are carried at fair value and amortized cost, respectively, as follows:


                                         Gross          Gross
                                      Unrealized      Unrealized      Estimated
                      Amortized        Holding         Holding          Fair
                        Cost            Gains          Losses           Value
                        ----            -----          ------           -----
      1996:
      GNMA ...       $5,227,000       $113,000       $   82,000       $5,258,000
      FNMA ...        1,049,000         75,000             --          1,124,000
      FHLMC ..          806,000         63,000             --            869,000
                     ----------       --------       ----------       ----------
                     $7,082,000       $251,000       $   82,000       $7,251,000
                     ==========       ========       ==========       ==========
      1995:
      GNMA ...       $5,749,000       $198,000       $   18,000       $5,929,000
      FNMA ...        1,249,000         94,000             --          1,343,000
      FHLMC ..        1,219,000         84,000             --          1,303,000
                     ----------       --------       ----------       ----------
                     $8,217,000       $376,000       $   18,000       $8,575,000
                     ==========       ========       ==========       ==========


      The individual securities held are not due at a single maturity date. The repayment periods terminate between 2009 and 2024. The coupon rates range from 7 to 10 percent per annum. Proceeds from the sale of mortgage-backed securities in 1995 and 1994 were $303,000 and $1,419,000, respectively. The gross realized gains on the sales in 1995 and 1994 were $16,000 and $59,000, respectively. The gross realized losses on sales in 1994 were $12,000. Specific identification was used to determine amortized cost in computing the gains and losses.

4.    Dividend Reinvestment Plan

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

5.    Rental Properties

      Rental properties at cost at December 31, 1996 and 1995 are summarized as follows:


                                                        Other
                                     Convenience       Retail
                                       Stores          Stores          Total
                                       ------          ------          -----
      1996:

      Land .....................                   $  7,145,000    $  7,145,000
      Buildings and improvements                      7,653,000       7,653,000
      Accumulated depreciation .                     (1,286,000)     (1,286,000)
                                                   ------------    ------------

      Total ....................                   $ 13,512,000    $ 13,512,000
                                                   ============    ============

      1995:

      Land .....................   $  7,303,000    $  7,403,000    $ 14,706,000
      Buildings and improvements      7,533,000       8,650,000      16,183,000
      Accumulated depreciation .     (1,548,000)     (1,236,000)     (2,784,000)
                                   ------------    ------------    ------------

      Total ....................   $ 13,288,000    $ 14,817,000    $ 28,105,000
                                   ============    ============    ============


      In July 1996, the sixteen National Convenience Stores located in California, Georgia and Texas were reclassified to real estate held for sale (see Note 6). Subsequently, two of the stores were sold in the fourth quarter of 1996 (see Note 10).

      In July 1996, the Pearle Express Store located in Orland Park, Illinois was sold (see Note 10).

      In October 1995, Sam's Club located in Menomonee Falls, Wisconsin was reclassified to real estate held for sale (see Note 6). The property was subsequently sold in June 1996 (see Note 10).

6.    Real Estate Held for Sale

      In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. Two of the stores were subsequently sold in the fourth quarter of 1996 (see Note 10). In accordance with the Fund's accounting policies, the remaining fourteen stores were classified as real estate held for sale at December 31, 1996. The lease income from these fourteen stores for 1996, 1995 and 1994 was $1,536,000 (including deferred lease income recognized of $212,000), $1,536,000 (including deferred lease income recognized of $238,000) and $1,273,000, respectively. Depreciation was $106,000 for the six months ended June 30, 1996, and $212,000 for 1995 and 1994. No depreciation was provided for the six months ended December 31, 1996.

      In the third quarter of 1995, the Fund's Board of Directors approved a plan to market for sale the Sam's Club located in Menomonee Falls, Wisconsin. Subsequently, the Fund received an offer from an unaffiliated party to purchase the property. The Board of Directors approved the sale of the property at a specified price, and the property was subsequently sold in June 1996 (see Note 10). In accordance with the Fund's accounting policies, the property was classified as real estate held for sale at December 31, 1995. The lease income from the property for 1996, 1995, 1994 was $284,000, $524,000, and $511,000, respectively. Depreciation was $101,000 for the nine months ended September 30, 1995, and $135,000 for 1994. No depreciation was provided for 1996 and the fourth quarter of 1995.

7.    Minimum Future Lease Income

      Minimum future lease income based on contractual payment obligations from operating leases having noncancelable lease terms in excess of one year, excluding the property classified as real estate held for sale as discussed in Note 6, is as follows:

      1997 ......................................              $ 1,852,000
      1998 ......................................                1,852,000
      1999 ......................................                1,776,000
      2000 ......................................                1,804,000
      2001 ......................................                1,814,000
      Thereafter ................................                7,049,000
                                                               -----------

      Total .....................................              $16,147,000
                                                               ===========

8.    Commitment and Contingencies (Major Tenant Developments)

      National Convenience Stores ("NCS") was the seller and lessee of 19 properties operated as Stop N Go convenience stores acquired by the Fund. In December 1991, NCS filed a petition with the U.S. Bankruptcy Court in Houston, Texas for reorganization under Chapter 11 of the federal Bankruptcy Code. Its reorganization plan was confirmed by the Court and became effective in March 1993. The Fund filed a claim with the Bankruptcy Court and reached a settlement with NCS. As payment for the claim, the Fund has received shares of NCS common stock which were sold as well as cash. Total compensation received by the Fund to date is $262,000. In the fourth quarter of 1996, Diamond Shamrock Corporation, the firm which purchased the outstanding stock of NCS in December 1995, merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation (UDS). The Fund expects to receive some additional compensation from UDS as payment for the remainder of its outstanding claim. The Fund sold the convenience stores located in Rancho Cucamonga, California and Houston, Texas in 1996 (see Note 10).

      In April 1992, Sam's Club, a lessee located in Menomonee Falls, Wisconsin informed the Fund that it had vacated its premises. The lessee remained current in its lease payments to the Fund and had informed the Fund that it intended to honor the terms of the lease, which was to have expired in 2005. During the fourth quarter of 1994 and the first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building was 100% leased. The sublease amounts were less than the rent required under the lease; however, the lessee paid the full lease amount. The property was sold in June 1996 (see Note 10).

      Phar-Mor, a former lessee of one property, filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1992 and rejected the Fund's lease effective May 15, 1993. The Fund filed claims in the bankruptcy proceeding totaling $794,000. In December 1994, Phar-Mor filed in the proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250, consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of the reorganization plan of Phar-Mor. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which called for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor to satisfy its administrative claim. Also in October, the Fund agreed to settle its remaining outstanding lease rejection claim for an allowed claim of approximately $629,000, which settlement was approved by the Bankruptcy Court in January, 1997. It is anticipated that the Fund will receive shares of stock with an estimated value of $8,000 to $10,000 to satisfy this allowed claim.

      The former Phar-Mor store was subdivided in 1994 and 24,709 square feet of the approximately 56,000 square- foot store was leased to Superpetz, Inc., which lease commenced November 16, 1994. In the fourth quarter of 1994, the Fund received an unsolicited offer to purchase the building. Following negotiations a purchase and sale agreement was executed. The transaction closed escrow on March 15, 1995 (see Note 10).

9.    Extraordinary Items

      A $237,000 gain on extinguishment of debt included in extraordinary items in 1994 represents debt forgiveness related to a reduction in the amount of a consulting fee owed by the Fund to its Advisor. Under the Advisory Agreement referenced in Note 2, the Fund was obligated to pay a $946,000 consulting fee to the Advisor. Pursuant to the June 1989 consulting agreement between the Advisor and Prudential-Bache Properties, Inc. ("Prudential"), Prudential agreed to provide the Advisor with consultation and advice relating to the day-to-day management of the Fund, for which services Prudential was to receive the $946,000 consulting fee payable to the Advisor by the Fund as well as a portion of the advisory fee and other contingent compensation payable to the Advisor. This liability was recorded by the Fund along with a deferred consulting fee. Prudential and the Advisor terminated their consulting agreement effective March 31, 1994, and in connection therewith, Prudential accepted $709,000 (75% of the consulting fee) from the Advisor in full satisfaction of the consulting fee. In turn, the Advisor agreed in an amendment of the Advisory Agreement to accept, and on April 27, 1994 accepted, $709,000 from the Fund as payment in full of the consulting fee owed to the Advisor by the Fund, thus passing on to the Fund the $237,000 savings from the reduction in the consulting fee.

      In connection with the above transaction, the $608,000 remaining balance of deferred consulting fees was written off in the first quarter of 1994 and is also included as an extraordinary item.

10.   Sale of Rental Properties

      In June 1996 the Fund sold the Sam's Club property located in Menomonee Falls, Wisconsin for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. Due to severe weather, the repairs were not undertaken within the time frame specified. The Fund's Advisor has since negotiated an extension with the tenant and the buyer which requires completion by June 1, 1997. Once the repairs have been completed to the satisfaction of the buyer, the remaining escrow funds will be released to the Fund.

      In July 1996 the Fund sold the Pearle Express Store located in Orland Park, Illinois for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000.

      In November 1996 the Fund sold the Stop N Go Store #674 located in Rancho Cucamonga, California for $1,650,000. After payment of the expenses of sale of $103,000 (including real estate commissions of $93,000 paid to outside brokers) the proceeds received by the Fund were approximately $1,547,000. The carrying value at the time of sale was $1,038,000 (including $37,000 deferred lease income receivable). The gain recognized at the time of sale was $509,000.

      In December 1996 the Fund sold the Stop N Go Store #3755 located in Houston, Texas for $1,410,000. After payment of the expenses of sale of $100,000 (including real estate commissions of $81,000 paid to outside brokers) the proceeds received by the Fund were approximately $1,310,000. The carrying value at the time of sale was $1,587,000 (including $38,000 deferred lease income receivable). The loss recognized at the time of sale was $277,000.

      In March 1995 the Fund sold the former Phar-Mor building located in Franklin Township, Ohio for $3,050,000. After payment of the estimated expenses of sale of $126,000 (including real estate commissions of $91,000 paid to outside brokers) the proceeds received by the Fund were approximately $2,924,000. The carrying value at the time of sale was $2,798,000, net of the $780,000 provision for impairment of value recognized in 1993. The net gain recognized at the time of sale was $126,000.

11.   Subsequent Events

      In February 1997 the Fund sold National Convenience Store Stop N Go #3583 located in Clute, Texas for $264,000. After payment of expenses of sale of $29,000 (including $16,000 real estate commissions paid to outside brokers), the proceeds to the Fund were $235,000. The carrying value at the time of sale was $373,000 (including $9,000 deferred lease income receivable). The loss recognized at the time of sale was $138,000.

      In March 1997 the Fund sold National Convenience Store Stop N Go #3571 located in Sealy, Texas for $265,000. After payment of expenses of sale of $28,000 (including $16,000 real estate commissions paid to outside brokers), the proceeds to the Fund were $237,000. The carrying value at the time of sale was $303,000 (including $9,000 deferred lease income receivable). The loss recognized at the time of sale was $66,000.

      In March 1997 the Fund sold National Convenience Store Stop N Go #655 located in Dallas, Texas for $1,392,000. After payment of expenses of sale of $102,000 (including $80,000 real estate commission paid to an outside broker), the proceeds to the Fund were $1,290,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable). The gain recognized at the time of sale was $575,000.

                                                                                                                       SCHEDULE III

                                                 METRIC INCOME TRUST SERIES, INC.,
                                                      a California corporation

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996



                                                       All amounts in thousands
                                                                COLUMNS
       A                    B                        C                              D               E                F         G
------------------------------------------------------------------------------------------------------------------------------------
                                              Cost capitalized            Gross amount at which
                   Initial Cost to Fund    subsequent to acquisition  carried at close of period(1)
                   --------------------    -------------------------  -----------------------------
                                                                        Buildings
                              Buildings                                    and                                     Date
                                 and        Improve-   Carrying          Improve-              Accumulated        of con-   Date ac-
Description          Land    Improvements     ments     Costs     Land    ments   Total(2)  depreciation(3)(4)   struction   quired
-----------          ----    ------------     -----     -----     ----    -----   --------  -------------------   ---------  ------
Pearle Express
Store
Morrow, GA          $  333         $  838     $       $        $  333   $  838    $ 1,171       $  200              1977       11/89

Wickes
Furniture
Store
Torrance, CA         5,801          3,740                       5,801    3,740      9,541          873              1988       01/90

Haverty's
Furniture
Store
Plano, TX            1,011          3,072      3                1,011    3,075      4,086          213              1988       12/94
                    ------         ------     --      --       ------   ------    -------       ------
Total               $7,145         $7,650     $3      $        $7,145   $7,653    $14,798       $1,286
                    ======         ======     ==      ==       ======   ======    =======       ======



















                                                         See accompanying notes.

                                                                                         SCHEDULE III

                                  METRIC INCOME TRUST SERIES, INC.,
                                      a California corporation

                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          December 31, 1996
NOTES:

(1)      The aggregate cost for Federal income tax purposes is $14,798,000.

(2)      Balance, January 1, 1994......................................................     $35,344,000
         Property acquisitions (initial cost to Fund) .................................       4,055,000
         Improvements capitalized subsequent to acquisition ...........................         251,000
         Cost of land sold ............................................................        (123,000)
                                                                                            -----------

         Balance, December 31, 1994 ...................................................      39,527,000
         Property acquisitions (initial cost to Fund) .................................          28,000
         Improvements capitalized subsequent to acquisition ...........................          31,000
         Cost of property and improvements  sold ......................................      (3,832,000)
         Property reclassified to real estate held for sale ...........................      (4,865,000)
                                                                                            -----------

         Balance, December 31, 1995 ...................................................      30,889,000
         Cost of property and improvements sold .......................................      (1,255,000)
         Property reclassified to real estate held for sale ...........................     (14,836,000)
                                                                                            -----------

         Balance, December 31, 1996 ...................................................    $ 14,798,000
                                                                                            ===========

(3)      Balance, January 1, 1994......................................................    $  3,347,000
         Additions charged to expense .................................................         641,000
                                                                                            -----------

         Balance, December 31, 1994 ...................................................       3,988,000
         Additions charged to expense .................................................         652,000
         Accumulated depreciation on improvements sold ................................        (346,000)
         Provision on property sold ...................................................        (780,000)
         Accumulated depreciation on property reclassified to real estate held for sale        (730,000)
                                                                                            -----------

         Balance, December 31, 1995 ...................................................       2,784,000
         Additions charged to expense .................................................         397,000
         Accumulated depreciation on improvements sold ................................        (221,000)
         Accumulated depreciation on property reclassified to real estate held for sale      (1,674,000)
                                                                                            -----------

         Balance, December 31, 1996 ...................................................    $  1,286,000
                                                                                            ===========

(4)      Depreciation is computed on life of 30 years.

                                                        27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Information with respect to directors and executive officers of the Registrant in Item 10 and the information required by Items 11 - 13 is incorporated by reference to the proxy material of the Registrant in connection with its Annual Meeting of Shareholders scheduled for June 1997.


                                     PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) 1. and 2. See Item 8 of this Form 10-K for Consolidated Financial Statements for the Fund, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(b) The following reports on Form 8-K was required to be filed during the last quarter covered by this Report:

      On November 22, 1996, and December 23, 1996, Reports were filed on Form 8-K reporting the disposition of the Rancho Cucamonga, California and Harris County (Houston), Texas convenience store properties, respectively. On January 8, 1997, and January 29, 1997, subsequent to the close of the quarter, the Reports filed on November 22, 1996 and December 23, 1996 were amended to include additional information concerning the disposition of the properties.

(c)   List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):

      3.1 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

      3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

      10.1 Advisory Agreement dated June 29, 1989, between the Registrant and Metric Realty. Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

      10.2 First Amendment to Advisory Agreement dated January 1, 1991. Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1990 filed with the Commission on March 25, 1991.

      10.3  Second  Amendment  to  Advisory   Agreement  dated  April  1,  1991.
            Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1990 filed with the Commission on March 25, 1991.

      10.4  Third   Amendment  to  Advisory   Agreement  dated  April  1,  1992.
            Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1993 filed with the Commission on February 25, 1994.

      10.5  Fourth  Amendment  to  Advisory   Agreement  dated  April  1,  1993.
            Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1993 filed with the Commission on February 25, 1994.

      10.6 Securities Management Agreement dated June 29, 1989, between the Registrant and Federal Street Financial Advisors, Inc. Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

      10.7 Custodial Services Agreement dated July 17, 1989 between Citibank, N.A. Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's Form S-11 Registration Statement filed with the Commission on February 28, 1990.

      10.8 Indemnification Agreements dated May 7, 1991, between Registrant and the following: William G. Moeckel, Jr., Donald K. Devine, William F. Garlock, W. Patrick McDowell and Robert M. Rouse. Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1993 filed with the Commission on February 25, 1994.

      10.9 Indemnification Agreements dated February 11, 1994, between Registrant and the following: Carroll Archibald, Robert A. Fiddaman, Margot M. Giusti, Herman H. Howerton and Joyce Jaber. Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1993 filed with the Commission on February 25, 1994.

      10.10 Fifth Amendment to Advisory Agreement dated as of April 1, 1994. Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on February 15, 1995.

      10.11 Sixth Amendment to Advisory Agreement dated as of April 1, 1995. Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 11, 1995.

      10.12 Seventh Amendment to Advisory Agreement dated as of April 1, 1996. Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 14, 1996.

      10.13 Assignment and Assumption Agreement dated as of March 27, 1997 between Metric Realty and SSR Realty Advisors, Inc., relating to the Advisory Agreement.

      10.14 Agreement for Purchase and Sale of Sam's Club, dated May 15, 1996, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on July 9, 1996, as amended on Form 8-K/A, filed with the Commission on August 23, 1996.

      10.15 Agreement for Purchase and Sale of Pearle Express Store, located in Orland Park, Illinois, dated May 16, 1996, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on July 25, 1996, as amended on Form 8-K/A, filed with the Commission on October 10, 1996.

      10.16 Agreement for Purchase and Sale of Circle K Store, located in Rancho Cucamonga, California, dated November 12, 1996, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 22, 1996, as amended on Form 8-K/A, filed with the Commission on January 8, 1997.

      10.17 Earnest Money Contract for Stop N Go Store, located in Harris County (Houston), Texas, dated December 3, 1996, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on December 23, 1996, as amended on Form 8-K/A, filed with the Commission on January 29, 1997.

      16.1 Letter from Deloitte & Touche, LLP dated September 27, 1994 to the Securities and Exchange Commission. Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on September 28, 1994.

      20.1 Letter dated February 15, 1995 from Registrant to its Shareholders. Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on February 15, 1995.

      20.2 Letter dated February 15, 1996 from Registrant to its Shareholders. Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on February 15, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGISTRANT

                                     METRIC INCOME TRUST SERIES, INC.,
                                     a California corporation



                                     By:   /s/ Kevin M. Howley
                                           -------------------------------------
                                           Kevin M. Howley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                     Date: March 27, 1997
                                           -------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:       /s/Thomas P. Lydon, Jr.               By:   /s/William A. Finelli
          ---------------------------------           --------------------------
          Thomas P. Lydon, Jr.                        William A. Finelli
          Chairman of the Board                       Director




By:       /s/ William G. Moeckel, Jr.           By:   /s/ William F. Garlock
          --------------------------------            --------------------------
          William G. Moeckel, Jr.                     William F. Garlock
          Director                                    Director



By:       /s/ Margot M. Giusti                  By:   /s/ Robert M. Rouse
          --------------------------------            --------------------------
          Margot M. Giusti                            Robert M. Rouse
          Executive Vice President and Chief          Director
          Financial Officer (Principal
          Financial and Accounting
          Officer)





Date:            March 27, 1997
          -------------------------------