Form 10-Q
period 1997-03-31
METRIC INCOME TRUST SERIES INC
filed 1997-05-14
CIK 846722

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------  --------------

         Commission file number 0-18294


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                            94-3087630
---------------------------------                           --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

         One California Street
       San Francisco, California                                  94111
---------------------------------                           --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

Shares of common stock outstanding as of March 31, 1997:  6,321,641

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                        March 31,       December 31,
                                                                          1997              1996
                                                                          ----              ----
ASSETS

Cash ...........................................................     $  2,847,000      $  3,781,000
Accounts and Interest Receivable ...............................          659,000           669,000
Investment in Mortgage-Backed Securities - Net .................        6,792,000         7,251,000

Rental Properties ..............................................       14,798,000        14,798,000
Accumulated Depreciation .......................................       (1,350,000)       (1,286,000)
                                                                     ------------      ------------
     Properties and Improvements - Net .........................       13,448,000        13,512,000

Real Estate Held for Sale ......................................        9,018,000        10,612,000
Prepaid and Other Assets .......................................          143,000           114,000
                                                                     ------------      ------------

     Total Assets ..............................................     $ 32,907,000      $ 35,939,000
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................................     $  2,900,000      $  3,888,000
Payable to Sponsor and Affiliates ..............................            9,000             9,000
Other Accounts Payable and Accrued Liabilities .................          158,000           187,000
                                                                     ------------      ------------

     Total Liabilities .........................................        3,067,000         4,084,000
                                                                     ------------      ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 Shares
     authorized and 6,321,641 Shares issued and outstanding ....            6,000             6,000
Additional Paid-in Capital .....................................       55,200,000        55,200,000
Accumulated Dividends in Excess of Net Income ..................      (25,414,000)      (23,521,000)
Unrealized Holding Gain on Investment
     in Mortgage-Backed Securities - Net .......................           48,000           170,000
                                                                     ------------      ------------

     Total Shareholders' Equity ................................       29,840,000        31,855,000
                                                                     ------------      ------------

     Total Liabilities and Shareholders' Equity ................     $ 32,907,000      $ 35,939,000
                                                                     ============      ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1997            1996
                                                         ----            ----

Revenues:
Lease income ...................................      $  853,000      $1,126,000
Interest on mortgage-backed securities .........         138,000         168,000
Interest income ................................          19,000           7,000
                                                      ----------      ----------
   Total Revenues ..............................       1,010,000       1,301,000
                                                      ----------      ----------

Expenses:
Depreciation ...................................          64,000         135,000
General and administrative .....................         151,000         174,000
                                                      ----------      ----------
   Total Expenses ..............................         215,000         309,000
                                                      ----------      ----------

Income Before Net Gain on Sale of Properties ...         795,000         992,000

Gain on Sale of Properties - Net ...............         212,000            --
                                                      ----------      ----------

Net Income .....................................      $1,007,000      $  992,000
                                                      ==========      ==========

Net Income per Share:
Income before net gain on sale of properties ...      $      .13      $      .16
Gain on sale of properties - net ...............             .03            --
                                                      ----------      ----------

   Net Income per Share ........................      $      .16      $      .16
                                                      ==========      ==========

Dividends per Share ............................      $      .46      $      .20
                                                      ==========      ==========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 1997 and 1996



                                                                                                        Unrealized
                                                                                                         Holding
                                                                                                        Gain/(Loss)
                                                                      Additional     Accumulated      on Investment in
                                              Common Stock             Paid-in   Dividends in Excess  Mortgage-Backed
                                          Shares        Amount         Capital      of Net Income     Securities - Net     Total
                                          ------        ------         -------      -------------     ----------------     -----
Balance, January 1, 1997 .........      6,321,641      $  6,000      $55,200,000     $(23,521,000)       $170,000       $31,855,000
Unrealized Holding Loss
     On Investment in Mortgage -
     Backed Securities - Net .....                                                                       (122,000)         (122,000)
Income Before Net Gain on Sale of
     Properties ..................                                                        795,000                           795,000
Gain on Sale of Properties - Net .                                                        212,000                           212,000
Dividends Declared ...............                                                     (2,900,000)                       (2,900,000)
                                       ----------      --------      -----------     ------------        --------       -----------
Balance, March 31, 1997 ..........      6,321,641      $  6,000      $55,200,000     $(25,414,000)       $ 48,000       $29,840,000
                                       ==========      ========      ===========     ============        ========       ===========

Balance, January 1, 1996 .........      6,321,641      $  6,000      $55,200,000     $(14,947,000)       $358,000       $40,617,000
Unrealized Holding Loss on
     Investment in Mortgage-Backed
     Securities - Net ............                                                                       (173,000)         (173,000)
Net Income .......................                                                        992,000                           992,000
Dividends Declared ...............                                                     (1,264,000)                       (1,264,000)
                                       ----------      --------      -----------     ------------        --------       -----------
Balance, March 31, 1996 ..........      6,321,641      $  6,000      $55,200,000     $(15,219,000)       $185,000       $40,172,000
                                       ==========      ========      ===========     ============        ========       ===========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                        --------------------------
                                                                                          1997             1996
                                                                                          ----             ----
Operating Activities
Net income ......................................................................     $ 1,007,000      $   992,000
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .........................................          62,000          129,000
          Gain on sale of properties - net ......................................        (212,000)            --
          Changes in operating assets and liabilities:
                  Accounts and interest receivable ..............................         (58,000)         (93,000)
                  Prepaid and other assets ......................................           1,000            3,000
                  Payable to sponsor and affiliates .............................            --             61,000
                  Other accounts payable and accrued liabilities ................         (29,000)        (105,000)
                                                                                      -----------      -----------
Net cash provided by operating activities .......................................         771,000          987,000
                                                                                      -----------      -----------

Investing Activities
Principal payments received on mortgage-backed securities .......................         339,000          230,000
Proceeds from sale of properties ................................................       2,056,000             --
Cash used for selling costs of properties .......................................        (212,000)            --
                                                                                      -----------      -----------
Net cash provided by investing activities .......................................       2,183,000          230,000
                                                                                      -----------      -----------

Financing Activities
Dividends paid to Shareholders ..................................................      (3,888,000)      (1,264,000)
                                                                                      -----------      -----------
Cash used by financing activities ...............................................      (3,888,000)      (1,264,000)
                                                                                      -----------      -----------

Decrease in Cash ................................................................        (934,000)         (47,000)
Cash at beginning of period .....................................................       3,781,000          976,000
                                                                                      -----------      -----------

Cash at End of Period ...........................................................     $ 2,847,000      $   929,000
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

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        Reference to 1996 Audited Consolidated Financial Statements

          These unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited consolidated financial statements.

          The financial  information  contained  herein  reflects all normal and
          recurring   adjustments  that  are,  in  the  opinion  of  management, necessary for a fair presentation.

2.        Transactions with Advisor and Affiliates

          Effective April 1, 1997, Metric Holdings Inc., the indirect Parent of Metric Realty, the former Advisor, was merged into a newly formed entity known as SSR Realty Advisors, Inc. ("SSR"). SSR was incorporated under the laws of Delaware on February 25, 1997 and is a registered investment advisor in accordance with the Investment Advisors Act of 1940. With the consent of the Fund, the Advisory Agreement was assigned to SSR by Metric Realty on March 27, 1997. SSR is a subsidiary of Metropolitan Life Insurance Company.

          In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                                       1997           1996
                                                       ----           ----

          Reimbursement of administrative expenses  $  50,000      $  50,000
          Securities management fee                     9,000         10,000
          Advisory fee                                 46,000         63,000
                                                    ---------      ---------

          Total                                      $105,000      $ 123,000
                                                     ========      =========

          The securities management fee is earned by State Street Research and Management Company, an affiliate of Metropolitan Life Insurance Company.

          The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution (current dividends are 9.3% of adjusted Shareholder capital). To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced. In March 1997, the Independent Directors approved the extension of the term of the Advisory Agreement to March 31, 1998.

3.        Net Income per Share

          Net income per Share is based upon 6,321,641 Shares outstanding.

4.        Commitments and Contingencies (Major Tenant Developments)

          The Fund and National Convenience Stores ("NCS") reached a settlement of the Fund's claim which had been filed in conjunction with the bankruptcy and subsequent reorganization of NCS. As payment for the claim the Fund had received Shares of NCS common stock which were sold as well as cash. Total compensation received by the Fund to date is $262,000. In the fourth quarter of 1996, Diamond Shamrock Corporation, the firm which purchased the outstanding stock of NCS in December 1995, merged with Ultramar Corporation to form Ultramar Diamond
          Shamrock Corporation (UDS). The Fund expects to receive some additional compensation from UDS as payment for the remainder of its outstanding claim. The Fund sold the convenience stores located in Rancho Cucamonga, California and Houston, Texas in 1996. In the first quarter of 1997, the Fund sold the convenience stores located in Clute, Sealy, Dallas and Texas City, Texas (see Note 5).

          In April 1992, Sam's Club, a lessee located in Menomonee Falls, Wisconsin, informed the Fund that it had vacated its premises. The lessee remained current in its lease payments to the Fund, and had informed the Fund that it intended to honor the terms of the lease, which was to have expired in 2005. During the fourth quarter of 1994 and the first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building was 100 percent leased. The sublease amounts were less than the rent required under the lease; however, the lessee paid the full lease amount. The property was sold in June 1996.

          Phar-Mor, a former lessee of one property, filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1992 and rejected the Fund's lease effective May 15, 1993. The Fund filed claims in the bankruptcy proceeding totalling $794,000. In December 1994, Phar-Mor filed in the proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250 consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of the reorganization plan of Phar-Mor. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which called for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor to satisfy its administrative claim. Also in October, the Fund agreed to settle its remaining outstanding lease rejection claim for an allowed claim of approximately $629,000, which settlement was approved by the Bankruptcy Court in January 1997. In March 1997, the Fund received 1,058 shares of stock and 881 warrants with an estimated value of $8,000 to $10,000 to satisfy this allowed claim.

5.        Sale of Rental Properties

          In February 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3583 located in Clute, Texas for $264,000. After payment of expenses of sale of $29,000 (including real estate commissions of $16,000 paid to outside brokers), the proceeds to the Fund were $235,000. The carrying value at the time of sale was $373,000 (including $9,000 deferred lease income receivable). The loss recognized at the time of sale was $138,000.

          In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3571 located in Sealy, Texas for $265,000. After payment of expenses of sale of $28,000 (including real estate commissions of $16,000 paid to outside brokers), the proceeds to the Fund were $237,000. The carrying value at the time of sale was $303,000 (including $9,000 deferred lease income receivable). The loss recognized at the time of sale was $66,000.

          In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #655 located in Dallas, Texas for $1,392,000. After payment of expenses of sale of $102,000 (including a real estate commission of $80,000 paid to an outside broker), the proceeds to the Fund were $1,290,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable). The gain recognized at the time of sale was $575,000.

          In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3592 located in Texas City, Texas for $135,000. After payment of expenses of sale of $23,000 (including real estate commissions of $8,000 paid to outside brokers), the proceeds to the Fund were $112,000. The carrying value at the time of sale was $271,000 (including $7,000 deferred lease income receivable). The loss recognized at the time of sale was $159,000.

6.        Real Estate Held for Sale

          In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. Two of the stores were sold in the fourth quarter of 1996, and four of the stores were sold in the first quarter of 1997. In accordance with the Fund's accounting policies, the remaining fourteen stores and ten stores were classified as real estate held for sale at December 31, 1996 and March 31, 1997, respectively. The lease income from the remaining ten stores for the first quarter of 1997 and 1996 was $321,000 (including deferred lease income recognized of $41,000 and $46,000, respectively). Depreciation was $41,000 for the first quarter of 1996. No depreciation was provided for the first quarter of 1997.

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

8.        Mortgage-Backed Securities

          In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of Shareholders' equity. Mortgage-backed securities at March 31, 1997 and December 31, 1996 are carried at fair value as follows:


                                     Gross          Gross         Estimated
                     Amortized     Unrealized     Unrealized         Fair
                       Cost      Holding Gains  Holding Losses      Value
                       ----      -------------  --------------      -----
          1997:
          GNMA      $4,959,000     $   90,000     $  153,000     $4,896,000
          FNMA       1,013,000         59,000           --        1,072,000
          FHLMC        773,000         51,000           --          824,000
                    ----------     ----------     ----------     ----------
                    $6,745,000     $  200,000     $  153,000     $6,792,000
                    ==========     ==========     ==========     ==========
          1996:
          GNMA      $5,227,000     $  113,000     $   82,000     $5,258,000
          FNMA       1,049,000         75,000           --        1,124,000
          FHLMC        806,000         63,000           --          869,000
                    ----------     ----------     ----------     ----------
                    $7,082,000     $  251,000     $   82,000     $7,251,000
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

Properties

A description of the properties in which the Fund or its subsidiary has an ownership interest follows:

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                         PROPERTY AND OCCUPANCY SUMMARY

                                                                                   Occupancy Rate %
                                                                   Date of           at March 31,
                                                        Size       Purchase        1997       1996
                                                        ----       --------        ----       ----
Pearle Express Stores(1)........................         (2)         11/89          100        100
National Convenience Stores (3).................         (2)         11/89          100        100
Wickes Furniture Store
    Torrance, California........................   51,000 sq. ft.    01/90          100        100
Sam's Club
    Menomonee Falls, Wisconsin(4)...............   108,000 sq. ft.   05/90            -        100
Haverty's Furniture Store
    Plano, Texas................................   55,000 sq. ft.    12/94          100        100


(1) Represents occupancy at both of the Pearle Express Stores, if applicable. The Pearle Express Store in Orland Park, Illinois was sold in July 1996.

(2) For details of individual properties, see Part I, Item 2 of the Form 10-K Report filed for 1996.

(3) In the fourth quarter of 1996, the stores located in Rancho Cucamonga, California and Houston, Texas were sold to unaffiliated buyers. In the first quarter of 1997, the stores located in Clute, Sealy, Dallas and Texas City, Texas were sold to unaffiliated buyers. See Note 5 to the consolidated financial statements.

(4) Lessee vacated the store in April 1992, but remained current in its lease obligations to the Fund. 100 percent of the store was subleased in 1994 and 1995. The property was sold in June 1996.

Results of Operations

Income before net gain on sale of properties decreased $197,000 in the first quarter of 1997 compared to the same period in 1996. Lease income decreased in the first quarter of 1997 compared to the same period in 1996 primarily due to the sales of the Orland Park, Illinois Pearle Express store in July 1996, Sam's Club located in Menomonee Falls, Wisconsin in June 1996, and the NCS stores located in Rancho Cucamonga, California and Houston, Texas in November and December of 1996, respectively.

Interest on the Fund's mortgage-backed securities portfolio declined 18% in the first quarter of 1997 compared to the same period in 1996 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments. Other interest income increased in the first quarter of 1997 compared to the same period in 1996, primarily due to interest income earned on proceeds from sales of the NCS stores in the first quarter of 1997 (see Note 5 to the consolidated financial statements) prior to the distribution in May 1997.

General and administrative expenses decreased $23,000 in the first quarter of 1997 compared to the same period in 1996. The decrease is primarily due to a decrease in advisory fees as a result of the sales of the Pearle Express Store, Sam's Club and the NCS stores, as discussed above, and a decline in appraisal fees incurred.

Depreciation expense decreased $71,000 in the first quarter of 1997 compared to the same period in 1996 due to depreciation not being provided for the NCS stores for the first quarter of 1997 (see Note 6 to the consolidated financial statements) and the sale of the Orland Park Pearle Express Store in July 1996.

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

The Fund currently owns 10 convenience store properties, six operated as Stop N Go and four as Circle K. Although NCS was the original lessee of the properties and remains financially liable for all of the leases, Circle K operates four of the stores and makes payment directly to the Fund as the result of an exchange transaction which was consummated in the second quarter of 1994. Diamond Shamrock, Inc. ("DSI") purchased the outstanding stock of NCS effective December 15, 1995 and NCS became a wholly-owned subsidiary of DSI. In late 1996 DSI merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation ("UDS"). This newly created $4 billion corporation is now reported to be the fourth largest independent oil refining and marketing company in North America. In May 1996 Circle K Corporation was acquired by Tosco Corporation, but UDS, successor to NCS, remains responsible for the lease payments for the four remaining stores operated by Circle K. Tosco currently sells its petroleum products through the convenience store outlets and continues to operate them under the Circle K name. The acquisition by Tosco of Circle K has not had any impact on the Fund's four convenience stores currently operated as Circle K.

During the third quarter of 1995 the Board of Directors approved the marketing for sale of the following properties: Sam's Club in Menomonee Falls, Wisconsin; Wickes Furniture Store in Torrance, California; and the Pearle Express Stores located in Orland Park, Illinois and Morrow, Georgia. The Sam's Club was sold in June 1996 and the Pearle Express Store in Orland Park, Illinois was sold in July 1996. The Wickes Furniture Store and Pearle Express Store in Morrow, Georgia were offered for sale but subsequently withdrawn from the market due to weak market conditions and lease terms that were unattractive to potential buyers.

On August 29, 1996 in a special meeting, the Advisor recommended, and the Board of Directors approved, a sales strategy for the Fund's convenience stores and approved two independent brokers, who began marketing the properties for sale. In November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In

February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997 (see Note 5 to the consolidated financial statements). In March 1997 the Board of Directors approved the distribution of proceeds from the sales which occurred during the first quarter, to be paid in conjunction with the first quarter dividend. Accordingly, a dividend totaling $0.45875, consisting of $0.29 from sales proceeds and $0.16875 from operations, will be paid to Shareholders of record as of March 31, 1997 on May 15, 1997. The Stop N Go Stores located in Arlington (Green Oaks Blvd.) and San Antonio (Fredericksburg Blvd.) are under contract for sale with a closing date estimated to occur in June. However, there can be no assurance that these sales will close escrow.

Fund Liquidity and Capital Resources

The Fund intends to meet its cash needs from cash flow generated by properties and securities that it acquires and holds. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The current level of cash distributions to Shareholders is being sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities, and from capital gains from the sale of securities.

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

In September, 1993, the Board of Directors voted unanimously to reinstate the DRP and activate the LOP. The DRP/LOP share purchase price was determined pursuant to a formula set forth in the Prospectus regarding the DRP dated March 1, 1994. The methodology described in the DRP Prospectus had as its components independent third party appraisals of the Fund's properties (undertaken annually and reviewed quarterly), and the market value of the Fund's mortgage-backed securities and the book value of its other assets and liabilities as of each quarter end. Purchases of Shares by the DRP and liquidation of Shares through the LOP commenced with respect to the dividend paid for the first quarter of 1994.

In a special communication dated July 15, 1996, all Shareholders were informed that in June 1996 the Board of Directors unanimously voted to proceed with the orderly liquidation of the Fund's assets over the next several years and, accordingly, to terminate the DRP and LOP for dividends payable after August 15, 1996. The Board of Directors believed that with the implementation of a formal disposition strategy, the Plan was no longer a viable investment purchase/liquidation vehicle. The Fund's regular quarterly dividend for the second quarter of 1996 was the final dividend for which the DRP/LOP was effective.

The Fund's Advisor has continued to provide, on a quarterly basis, an estimated net asset value per Share for the Shares of MITS, utilizing the methodology previously utilized to determine the DRP Share purchase price. Based on property appraisals as of December 31, 1996, and the value of the Fund's mortgage-backed securities portfolio as of March 31, 1997, as well as the carrying value of its other assets and liabilities as of that date, the estimated net asset value per Share as of March 31, 1997 has been established as $4.73. This value is reduced from the previous quarter's estimated net asset value per Share of $5.08 due primarily to the sale of properties as described above, the sales proceeds from which will be distributed to Shareholders in a special dividend to be paid in conjunction with the first quarter dividend.

First Quarter of 1997

The Fund, after taking into account lease income, interest on investments in securities, other interest income and general and administrative expenses, experienced positive results from operations for the period.

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

During the third quarter of 1995, the Fund's Advisor recommended, and the Board of Directors approved, the sale of Sam's Club located in Menomonee Falls, Wisconsin, the Wickes Furniture Store in Torrance, California and the Pearle Express locations in Orland Park, Illinois and Morrow, Georgia.

In June 1996 the Fund sold Sam's Club for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including a real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. Due to severe weather, the repairs were not undertaken within the time frame specified. An extension was negotiated with the tenant and the new owner which requires completion by June 1, 1997. Once repairs have been completed to the satisfaction of the new owner, the funds will be released to MITS.

During the first quarter of 1996 the Fund received an offer to purchase the Pearle Express location in Orland Park, Illinois ("Orland Park"). During the fourth quarter of 1995, the Fund had successfully negotiated a three year, eight month lease extension, which took effect December 1, 1995. In July 1996 the Fund sold the Orland Park location for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000.

As reported in the special communication to Shareholders dated July 15, 1996, the Board of Directors declared a special dividend of these sales proceeds in the amount of $0.88 per original $10.00 Share which was paid on August 30, 1996 to Shareholders of record as of July 31, 1996.

The Fund continued to market for sale the Pearle Express location in Morrow, GA through the second quarter of 1996; however, due to the short term of the existing lease, no other viable offers were received and the property was removed from the market. The Board of Directors, at its March 27, 1997 meeting, instructed the Advisor to begin preliminary procedures to remarket the property in the event that negotiations to extend the lease were successful. On March 31, 1997 Pearle, Inc. signed an amendment to the lease on the Morrow location providing for an extension of eight years in exchange for a blending of the remaining lease obligations with current market rates. Accordingly, the Advisor is currently preparing to market the property.

During the latter part of 1995 and early 1996, the Wickes Furniture Store (the "Store") was marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to weak retail market conditions in Southern California and current lease rates, few prospective buyers expressed interest in purchasing the Store at a price acceptable to the Fund. The property was subsequently withdrawn from the market; however, in accordance with the Fund's current liquidation strategy and with the approval of the Board of Directors, efforts have been initiated in anticipation of again marketing the Store for sale.

As discussed in Note 4 to the consolidated financial statements, Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code in August 1992. The Fund's lease was rejected effective May 15, 1993 following the closure of the store in April. Phar-Mor filed a plan of reorganization in July 1994 and has subsequently amended the plan. In August 1995, the court confirmed the plan. In

October 1996 Phar-Mor paid $19,321 to satisfy a claim for post-petition real estate taxes for the period through May 15, 1993. Shortly thereafter, the Fund agreed to settle its remaining outstanding claim for an allowed claim of $629,000. Under that settlement agreement the Fund received 1,058 shares of Phar-Mor stock and 881 warrants to purchase stock, with a total estimated value of between $8,000 to $10,000. The Fund intends to liquidate these securities during the second quarter of 1997.

In the first quarter of 1997 the Fund experienced a higher rate of prepayment on its mortgage-backed securities portfolio than for the same period of 1996. Mortgage-backed securities are interest rate sensitive financial investments and, to the extent inflation affects interest rates, their value will generally decrease if market interest rates increase. Conversely, if market interest rates decline, the underlying mortgages may be prepaid and the Fund may not be able to reinvest the proceeds at interest rates as favorable as previously invested. The Fund experienced a net unrealized holding loss of $122,000 on its mortgage-backed securities during the first quarter of 1997 due to increases in market interest rates. The Fund anticipates a reduction in interest income from mortgage-backed securities as certain proceeds received from the prepayments are used to support dividend payments.

The Advisor anticipates that the Fund will have sufficient resources to meet its capital and operating requirements into the foreseeable future.

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Fund (or any of its subsidiaries) is a party or of which any of their property is the subject.

Item 6.    Exhibits and Reports on Form 8-K.

           a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the Form 8-K Reports filed on January 8, 1997, and on January 29, 1997, amending the Form 8-K Reports filed on November 22, 1996 and December 23, 1996 to include additional information concerning the disposition of the Rancho Cucamonga, CA Circle K and the Harris County, (Houston), Texas Stop N Go properties. On March 14, 1997 a report on Form 8-K was filed reporting the disposition of the Clute, Sealy, and Dallas, Texas Stop N Go Stores. Subsequent to the close of the quarter, on April 11, 1997 the Form 8-K filed on March 14, 1997 was amended to include additional information concerning the disposition of the properties. Also on April 11, 1997 a report on Form 8-K was filed reporting the sale of the Texas City, Texas Stop N Go Store, which was amended on April 18, 1997 to include additional information regarding the disposition of the property.

           b) List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                10.18 First Amendment, dated March 31, 1997, to Lease between the Registrant and Pearle, Inc. dated May 4, 1988.

                10.19    Eighth  Amendment  to  Advisory  Agreement  dated as of
                         April  1,  1997,   between  the  Fund  and  SSR  Realty
                         Advisors, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRIC INCOME TRUST SERIES, INC.,
                                   a California corporation


                                   By:       /s/ William A. Finelli
                                             -------------------------
                                             William A. Finelli
                                             Director, Vice President,
                                             Chief Financial Officer,
                                             and Treasurer



                                   Date:     May 12, 1997
                                             --------------------------