Form 10-Q
period 1997-06-30
METRIC INCOME TRUST SERIES INC
filed 1997-08-14
CIK 846722

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


      Commission file number 0-18294


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                     94-3087630
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

    One California Street
  San Francisco, California                                 94111
---------------------------------           -----------------------------------
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
Yes _X_  No ___

Shares of common stock outstanding as of June 30, 1997:  6,321,641

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      June 30,     December 31,
                                                        1997           1996
                                                        ----           ----
ASSETS

Cash ...........................................   $    869,000    $  3,781,000
Accounts and Interest Receivable ...............        719,000         669,000
Investment in Mortgage-Backed Securities - Net .      6,770,000       7,251,000

Rental Properties ..............................           --        14,798,000
Accumulated Depreciation .......................           --        (1,286,000)
                                                   ------------    ------------
      Properties and Improvements - Net ........           --        13,512,000

Real Estate Held for Sale ......................     20,060,000      10,612,000
Prepaid and Other Assets .......................        148,000         114,000
                                                   ------------    ------------

      Total Assets .............................   $ 28,566,000    $ 35,939,000
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................   $  1,067,000    $  3,888,000
Payable to Sponsor and Affiliates ..............         52,000           9,000
Other Accounts Payable and Accrued Liabilities .        173,000         187,000
                                                   ------------    ------------

      Total Liabilities ........................      1,292,000       4,084,000
                                                   ------------    ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001,
      12,250,000 Shares authorized and 6,321,641
      Shares issued and outstanding ............          6,000           6,000
Additional Paid-in Capital .....................     55,200,000      55,200,000
Accumulated Dividends in Excess of Net Income ..    (28,098,000)    (23,521,000)
Unrealized Holding Gain on Investment
      in Mortgage-Backed Securities - Net ......        166,000         170,000
                                                   ------------    ------------

      Total Shareholders' Equity ...............     27,274,000      31,855,000
                                                   ------------    ------------

      Total Liabilities and Shareholders' Equity   $ 28,566,000    $ 35,939,000
                                                   ============    ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       For the Six Months Ended
                                                                 June 30,
                                                       -------------------------
                                                           1997           1996
                                                           ----           ----

Revenues:
Lease income .......................................   $ 1,647,000    $2,242,000
Interest on mortgage-backed securities .............       271,000       318,000
Interest and other income ..........................        55,000        58,000
                                                       -----------    ----------
    Total Revenues .................................     1,973,000     2,618,000
                                                       -----------    ----------

Expenses:
Depreciation .......................................       128,000       270,000
General and administrative .........................       325,000       357,000
Impairment provision for real estate held for sale .     2,342,000          --
                                                       -----------    ----------
    Total Expenses .................................     2,795,000       627,000
                                                       -----------    ----------

Income (Loss) Before Net Gain on Sale of Properties       (822,000)    1,991,000

Gain on Sale of Properties - Net ...................       212,000       574,000
                                                       -----------    ----------

Net Income (Loss) ..................................   $  (610,000)   $2,565,000
                                                       ===========    ==========

Net Income (Loss) per Share:
Income (loss)  before net gain on sale of properties         $(.13)         $.32
Gain on sale of properties - net ...................           .03           .09
                                                             -----          ----

    Net Income (loss) per Share ....................         $(.10)         $.41
                                                             =====          ====

Dividends per Share ................................         $.63           $.40
                                                             =====          ====

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the Three Months Ended
                                                               June 30,
                                                     --------------------------
                                                          1997         1996
                                                          ----         ----

Revenues:
Lease income .....................................   $   794,000    $1,116,000
Interest on mortgage-backed securities ...........       133,000       150,000
Interest and other income ........................        36,000        51,000
                                                     -----------    ----------
   Total Revenues ................................       963,000     1,317,000
                                                     -----------    ----------

Expenses:
Depreciation .....................................        64,000       135,000
General and administrative .......................       174,000       183,000
Impairment provision for real estate held for sale     2,342,000          --
                                                     -----------    ----------
   Total Expenses ................................     2,580,000       318,000
                                                     -----------    ----------

Income (Loss) Before Gain on Sale of Property ....    (1,617,000)      999,000

Gain on Sale of Property .........................          --         574,000
                                                     -----------    ----------

Net Income (Loss) ................................   $(1,617,000)   $1,573,000
                                                     ===========    ==========

Net Income (Loss) per Share:
Income (loss)  before gain on sale of property ...         $(.26)         $.16
Gain on sale of property .........................          --             .09
                                                           -----          ----

   Net Income (loss) per Share ...................         $(.26)         $.25
                                                           =====          ====

Dividends per Share ..............................         $ .17          $.20
                                                           =====          ====

           See notes to consolidated financial statements (unaudited).





                                                METRIC INCOME TRUST SERIES, INC.,
                                                     a California corporation

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        For the Six Months Ended June 30, 1997 and 1996



                                                                                                          Unrealized
                                                                                                            Holding
                                                                                                          Gain/(Loss)
                                                Common Stock            Additional     Accumulated      on Investment in
                                                ------------             Paid-in   Dividends in Excess  Mortgage-Backed
                                           Shares          Amount        Capital      of Net Income     Securities - Net    Total
                                           ------          ------        -------      -------------     ----------------    -----
Balance, January 1, 1997 ..........      6,321,641      $     6,000     $55,200,000    $(23,521,000)       $170,000     $31,855,000

Unrealized Holding Loss
      On Investment in Mortgage -
      Backed Securities - Net .....                                                                          (4,000)         (4,000)

Loss Before Net Gain on Sale of
      Properties ..................                                                        (822,000)                       (822,000)

Gain on Sale of Properties - Net ..                                                         212,000                         212,000

Dividends Declared ................                                                      (3,967,000)                     (3,967,000)
                                        ----------      -----------     -----------    ------------        --------     -----------

Balance, June 30, 1997 ............      6,321,641      $     6,000     $55,200,000    $(28,098,000)       $166,000     $27,274,000
                                        ==========      ===========     ===========    ============        ========     ===========


Balance, January 1, 1996 ..........      6,321,641      $     6,000     $55,200,000    $(14,947,000)       $358,000     $40,617,000

Unrealized Holding Loss on
      Investment in Mortgage-Backed
      Securities - Net ............                                                                        (276,000)       (276,000)

Income Before Net Gain on Sale of
      Property ....................                                                       1,991,000                       1,991,000

Gain on Sale of Property ..........                                                         574,000                         574,000

Dividends Declared ................                                                      (2,529,000)                     (2,529,000)
                                        ----------      -----------     -----------    ------------        --------     -----------

Balance, June 30, 1996 ............      6,321,641      $     6,000     $55,200,000    $(14,911,000)       $ 82,000     $40,377,000
                                        ==========      ===========     ===========    ============        ========     ===========

                                  See notes to consolidated financial statements (unaudited).


                                                         Page 5 of 16

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    For the Six Months Ended
                                                             June 30,
                                                   --------------------------
                                                        1997          1996
                                                        ----          ----

Operating Activities
Net income (loss) ..............................   $  (610,000)   $ 2,565,000
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
    Depreciation and amortization ..............       125,000        266,000
    Impairment provision for real estate
     held for sale .............................     2,342,000           --
    Gain on sale of properties - net ...........      (212,000)      (574,000)
    Changes in operating assets and liabilities:
       Accounts and interest receivable ........      (118,000)      (180,000)
       Prepaid and other assets ................         2,000       (102,000)
       Payable to sponsor and affiliates .......        43,000         50,000
       Other accounts payable and accrued
        liabilities ............................       (14,000)       (91,000)
                                                   -----------    -----------
Net cash provided by operating activities ......     1,558,000      1,934,000
                                                   -----------    -----------

Investing Activities
Principal payments received on mortgage-backed
 securities ....................................       480,000        730,000
Proceeds from sale of properties ...............     2,056,000      4,910,000
Cash used for selling costs of properties ......      (218,000)      (201,000)
                                                   -----------    -----------
Net cash provided by investing activities ......     2,318,000      5,439,000
                                                   -----------    -----------

Financing Activities
Dividends paid to Shareholders .................    (6,788,000)    (2,529,000)
                                                   -----------    -----------
Cash used by financing activities ..............    (6,788,000)    (2,529,000)
                                                   -----------    -----------

Increase (Decrease) in Cash ....................    (2,912,000)     4,844,000
Cash at beginning of period ....................     3,781,000        976,000
                                                   -----------    -----------

Cash at End of Period ..........................   $   869,000    $ 5,820,000
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

            The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation; except as disclosed in Note 9 below.

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

            In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the six months ended June 30, 1997 and 1996 were as follows:

                                                           1997        1996
                                                           ----        ----

            Reimbursement of administrative expenses    $ 100,000   $ 100,000
            Securities management fee                      17,000      20,000
            Advisory fee                                   89,000     125,000
                                                        ---------   ---------

            Total                                       $ 206,000   $ 245,000
                                                        =========   =========

            The securities management fee is earned by State Street Research & Management Company, an affiliate of Metropolitan Life Insurance Company.

            The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution (current dividends are 9.8% of adjusted Shareholder capital). To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced. In March 1997, the Independent Directors approved the extension of the term of the Advisory Agreement to March 31, 1998.

3.          Net Income per Share

            Net income per share is based upon 6,321,641 shares outstanding.

4.          Commitments and Contingencies (Major Tenant Developments)

            The Fund and National Convenience Stores ("NCS") reached a settlement of the Fund's claim which had been filed in conjunction with the bankruptcy and subsequent reorganization of NCS. As payment for the claim the Fund had received cash as well as shares of NCS common stock which were subsequently sold. Total compensation received by the Fund in connection with the settlement approximated $262,000, and it appears the Fund will receive no further compensation in this regard. In the fourth quarter of 1996, Diamond Shamrock Corporation, the firm which purchased the outstanding stock of NCS in December 1995, merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation (UDS). In 1996 the Fund sold the convenience stores located in Rancho Cucamonga, California and Houston, Texas, and in the first quarter of 1997, the Fund sold the convenience stores located in Clute, Sealy, Dallas and Texas City, Texas (see Note 5).

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

            Phar-Mor, a former lessee of one property, filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1992 and rejected the Fund's lease effective May 15, 1993. The Fund filed claims in the bankruptcy proceeding totalling $794,000. In December 1994, Phar-Mor filed in the proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250 consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of the reorganization plan of Phar-Mor. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which called for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor to satisfy its administrative claim and agreed to settle its remaining outstanding lease rejection claim for approximately $629,000. This settlement was approved by the Bankruptcy Court in January 1997. To satisfy the claim, in March 1997, the Fund received 1,058 shares of stock and 881 warrants which were sold in June 1997, for $7,000.

5.          Sale of Rental Properties

            In February 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3583 located in Clute, Texas for $264,000. After payment of expenses of sale of $29,000 (including real estate commissions of $16,000 paid to outside brokers), the proceeds to the Fund were $235,000. The carrying value at the time of sale was $373,000 (including $9,000 deferred lease income receivable), resulting in a loss of $138,000.

            In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3571 located in Sealy, Texas for $265,000. After payment of expenses of sale of $28,000 (including real estate commissions of $16,000 paid to outside brokers), the proceeds to the Fund were $237,000. The carrying value at the time of sale was $303,000 (including $9,000 deferred lease income receivable), resulting in a loss of $66,000.

            In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #655 located in Dallas, Texas for $1,392,000. After payment of expenses of sale of $102,000 (including a real estate commission of $80,000 paid to an outside broker), the proceeds to the Fund were $1,290,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable), resulting in a gain of $575,000.

            In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3592 located in Texas City, Texas for $135,000. After payment of expenses of sale of $23,000 (including real estate commissions of $8,000 paid to outside brokers), the proceeds to the Fund were $112,000. The carrying value at the time of sale was $271,000 (including $7,000 deferred lease income receivable), resulting in a loss of $159,000. In June 1996 the Fund sold the Sam's Club property located in Menomonee Falls, Wisconsin, for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including real estate commission of $168,00 paid to an outside broker), the proceeds received by the Fund were $4,709,000. The carrying value at the time of sale was $4,135,000, resulting in a gain of $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. The tenant subsequently claimed that the work specified was beyond the requirements under the original lease. The tenant will complete the work to the extent required under the lease, and the remainder will be completed and paid for from the escrowed funds. Once the work is completed, any remaining funds from the escrow account will be released to MITS.

6.          Real Estate Held for Sale

            In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. Two of the stores were sold in the fourth quarter of 1996, and four of the stores were sold in the first quarter of 1997. The remaining fourteen stores and ten stores were classified as Real Estate Held for Sale at December 31, 1996 and June 30, 1997, respectively.

            As a result of the Board of Directors' decision to proceed with an orderly liquidation of the Fund, as of June 30, 1997, the remaining Rental Properties owned by the Fund were classified as Real Estate Held for Sale. Pursuant to FAS 121, real estate held for sale is presented at the lower of carrying value or fair market less estimated cost to dispose (See Note 9). No further depreciation is provided after properties are classified as Real Estate Held for Sale.

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

8.          Mortgage-Backed Securities

            In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a net amount in a separate component of Shareholders' Equity.Mortgage-backed securities at June 30, 1997 and December 31, 1996 are carried at fair value as follows:


                                    Gross           Gross        Estimated
                      Amortized   Unrealized      Unrealized       Fair
                         Cost    Holding Gains  Holding Losses     Value
                         ----    -------------  --------------     -----
            1997:
            GNMA     $4,877,000     $106,000     $   63,000     $4,920,000
            FNMA        977,000       65,000           --        1,042,000
            FHLMC       750,000       58,000           --          808,000
                     ----------     --------     ----------     ----------
                     $6,604,000     $229,000     $   63,000     $6,770,000
                     ==========     ========     ==========     ==========
            1996:
            GNMA     $5,227,000     $113,000     $   82,000     $5,258,000
            FNMA      1,049,000       75,000           --        1,124,000
            FHLMC       806,000       63,000           --          869,000
                     ----------     --------     ----------     ----------
                     $7,082,000     $251,000     $   82,000     $7,251,000
                     ==========     ========     ==========     ==========

            The individual securities held are not due at a single maturity date. The repayment periods terminate between 2009 and 2024. The coupon rates range from 7 to 10 percent per annum.


9.          Impairment Provision for Real Estate Held for Sale

            As discussed in Note 6, at June 30, 1997 the Fund classified its remaining properties as Real Estate Held for Sale. In accordance with FAS 121, an impairment provision of $2,342,000 was recorded to reduce the carrying values of the Wickes Furniture Store
            ($2,300,000) and the Pearle Express Morrow, Georgia location ($42,000) to their estimated fair value less cost to sell.

10.         Subsequent Event

            In July 1997, the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #2378 located in Arlington, Texas for $1,413,000. After payment of the estimated expenses of sale of $110,000 (including a real estate commission of $81,000 paid to an outside broker), the estimated proceeds to the Fund were $1,303,000. The carrying value at the time of sale was $1,408,000 (including $73,000 deferred lease income receivable), resulting in a loss of approximately $105,000.

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

Properties

A description of the properties in which the Fund or its subsidiary has an ownership interest follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                         PROPERTY AND OCCUPANCY SUMMARY

                                                               Occupancy Rate %
                                                                  at June 30,
                                                    Date of    ---------------
                                       Size         Purchase    1997     1996
                                       ----         --------    ----     ----

Pearle Express Stores(1).........       (2)          11/89      100      100
National Convenience Stores (3)..       (2)          11/89      100      100
Wickes Furniture Store
    Torrance, California.........   51,000 sq. ft.   01/90      100      100
Haverty's Furniture Store
    Plano, Texas.................   55,000 sq. ft.    12/94     100      100
___________

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


Results of Operations

Income before net gain on sale of properties decreased $2,813,000 and $2,616,000, respectively, in the first half and second quarter of 1997 compared to the same periods in 1996. Of these amounts, $2,342,000 was due to an impairment provision for real estate held for sale recorded in the second quarter of 1997. (See Note 9 to the consolidated financial statements). Lease income decreased in the first half and second quarter of 1997 compared to the same periods in 1996 primarily due to the sales of the Orland Park, Illinois Pearle Express Store in July 1996, Sam's Club located in Menomonee Falls, Wisconsin in June 1996, the NCS stores located in Rancho Cucamonga, California and Houston, Texas in November and December of 1996, respectively, the NCS store located in Clute, Texas in February 1997 and the NCS stores located in Sealy, Dallas, and Texas City, Texas in March 1997.

Interest on the Fund's mortgage-backed securities portfolio declined 15% and 11%, respectively, in the first half and second quarter of 1997 compared to the same periods in 1996 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments. Interest and other income decreased by $3,000 and $15,000, respectively, in the first half and second quarter of 1997 compared to the same periods in 1996. The increase in interest income in the first half and second quarter of 1997, primarily due to interest income earned on proceeds from sales of the NCS stores in the first quarter of 1997 (see Note 5 to the consolidated financial statements) prior to the distribution in May 1997, was more than offset by the decrease in other income, primarily due to the receipt in the second quarter of 1996 of $32,000 towards settlement of the Fund's claim filed in conjunction with the bankruptcy and subsequent reorganization of NCS (see Note 4 to the consolidated financial statements).

General and administrative expenses decreased by $32,000 and $9,000, respectively, in the first half and second quarter of 1997 compared to the same periods in 1996. The decrease is primarily due to a decrease in advisory fees as a result of the sales of the Pearle Express Store, Sam's Club and the NCS stores, as discussed above, and a decline in appraisal fees incurred. The decrease was partially offset by an increase in investor reporting expenses, resulting from costs associated with responding to unsolicited offers to purchase Shares, and to costs associated with SEC filings relating to the sale of properties.

Depreciation expenses decreased $142,000 and $71,000, respectively, in the first half and second quarter of 1997 compared to the same periods in 1996 due to depreciation not being provided for the NCS stores for the first half of 1997 (see Note 6 to the consolidated financial statements) and the sale of the Orland Park Pearle Express Store in July 1996.

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

The Fund currently owns nine convenience store properties, five operated as Stop N Go and four as Circle K. Although NCS was the original lessee of the properties and remains financially liable for all of the leases, Circle K makes payment directly to the Fund for the stores it operates as the result of an exchange transaction which was consummated in the second quarter of 1994. Diamond Shamrock, Inc. ("DSI") purchased the outstanding stock of NCS effective December 15, 1995 and NCS became a wholly-owned subsidiary of DSI. In late 1996 DSI merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation ("UDS"), reported to be the fourth largest independent oil refining and marketing company in North America.

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

On August 29, 1996 in a special meeting, the Advisor recommended, and the Board of Directors approved, a sales strategy for the Fund's convenience stores and approved two independent brokers, who began marketing the properties for sale. In November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997 (see Note 5 to the consolidated financial statements). Subsequent to the close of the second quarter, the Stop N Go Store located in Arlington (Green Oaks Blvd.), Texas was sold (see Note 10 to the consolidated financial statements).

At the request of the Board of Directors and in conjunction with the Fund's current liquidation strategy, the Advisor has commenced marketing Haverty's and the remaining Pearle Express Store in Morrow, Georgia. A decision regarding the potential disposition of Wickes has been deferred pending further analysis of the asset and market conditions and evaluation of alternative investment strategies. The Advisor is also analyzing the potential sale of the Fund's mortgage-backed securities portfolio at the request of the Board of Directors.

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

The Fund's Advisor has continued to provide, on a quarterly basis, an estimated net asset value per Share for the Shares of MITS, utilizing the methodology previously employed to determine the DRP Share purchase price. However, as all of the Fund's properties are now being prepared or marketed for sale, the Advisor utilizes estimations of current market value rather than year-end appraisals to calculate the estimated net asset value per Share. Based on current brokers' opinions of value of the Fund's real properties and the value of the Fund's mortgage-backed securities portfolio as of June 30, 1997, as well as the carrying value of its other assets and liabilities as of that date, the estimated net asset value per Share as of June 30, 1997 has been established as $4.41. This value has declined from the previous quarter's estimated net asset value per Share of $4.73 due primarily to the write down of the Fund's Wickes property based on recent broker valuations.

First Half of 1997

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

In June 1996 the Fund sold Sam's Club for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including a real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. Due to severe weather, the repairs were not undertaken within the time frame specified, and an extension was granted through July 30, 1997. The tenant subsequently contested the extent of repairs originally agreed upon, claiming that they were beyond the scope of the original lease. The tenant will complete the work to the extent required under the original lease, and the remainder of the work will be completed and paid for from the funds held in the escrow account. Any remaining funds will be released to MITS upon completion of the work to the satisfaction of the new owner.

During the first quarter of 1996 the Fund received an offer to purchase the Pearle Express location in Orland Park, Illinois ("Orland Park"), for which during the fourth quarter of 1995, the Fund had successfully negotiated a three year, eight month lease extension, beginning December 1, 1995. In July 1996 the Fund sold the Orland Park location for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000.

As reported in the special communication to Shareholders dated July 15, 1996, the Board of Directors declared a special dividend of these sales proceeds in the amount of $0.88 per original $10.00 Share which was paid on August 30, 1996 to Shareholders of record as of July 31, 1996.

The Fund continued to market for sale the Pearle Express location in Morrow, Georgia through the second quarter of 1996; however, due to the short term of the existing lease, no other viable offers were received and the property was removed from the market. Subsequently, the Advisor began negotiations to extend the lease, and in March 1997 Pearle, Inc. signed an amendment to the lease on the Morrow location providing for an extension of eight years in exchange for a blending of the remaining lease obligations with current market rates. Pursuant to instructions from Board of Directors, the Advisor has begun marketing the property for sale.

During the latter part of 1995 and early 1996, the Wickes Furniture Store (the "Store") was marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to weak retail market conditions in Southern California and lease rates, few prospective buyers expressed interest in purchasing the Store at a price acceptable to the Fund. The property was subsequently withdrawn from the market; however, in accordance with the Fund's current liquidation strategy and with the approval of the Board of Directors, efforts were initiated in anticipation of again marketing the Store for sale. Brokers' opinions of value, however, were significantly below the year-end appraisal value, reflecting concern in the marketplace with respect to Wickes' creditworthiness and its ability to continue to pay rents. Under the terms of its lease, which is relatively short, rents are nearly double those in the current market. The Advisor is currently preparing several alternative disposition strategies for presentation to the Board of Directors.

As discussed in Note 4 to the consolidated financial statements, Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code in August 1992. The Fund's lease was rejected effective May 15, 1993 following the closure of the store in April. Phar-Mor filed a plan of reorganization in July 1994 and has subsequently amended the plan. In August 1995, the court confirmed the plan. In October 1996 Phar-Mor paid $19,321 to satisfy a claim for post-petition real estate taxes for the period through May 15, 1993. Shortly thereafter, the Fund agreed to settle its remaining outstanding claim for an allowed claim of $629,000. Under the settlement agreement the Fund received 1,058 shares of Phar-Mor stock and 881 warrants to purchase stock to satisfy its claims. The Fund sold these securities in June 1997 for a total of $7,000.

In accordance with the August 29, 1997 decision of the Board of Directors, the Fund's convenience store properties were marketed for sale. In November 1996 the Fund sold the Circle K Store located in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. The proceeds of these sales were distributed in conjunction with the fourth quarter 1996 dividend, paid to Shareholders of Record as of December 31, 1996, on January 15, 1997. In February 1997, the Fund sold the Stop N Go Store located in Clute, Texas, followed by the sale of the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas, in March 1997. A special dividend resulting from the proceeds of these sales was paid on May 15, 1997 to Shareholders of Record as of March 31, 1997. Subsequent to the close of the second quarter, the Fund sold the Stop N Go Store located in Arlington (Green Oaks Boulevard), Texas, the sales proceeds from which will be distributed, subject to the approval of the Board of Directors, in conjunction with the third quarter dividend, scheduled for the week of November 17, 1997.

In the first half of 1997 the Fund experienced a higher rate of prepayment on its mortgage-backed securities portfolio than for the same period of 1996. Mortgage-backed securities are interest rate sensitive financial investments and, to the extent inflation affects interest rates, their value will generally decrease if market interest rates increase. Conversely, if market interest rates decline, the underlying mortgages may be prepaid and the Fund may not be able to reinvest the proceeds at interest rates as favorable as previously invested. The Fund experienced a net unrealized holding loss of $4,000 on its mortgage-backed securities during the first half of 1997 due to first quarter increases in market interest rates.

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

Item 6.      Exhibits and Reports on Form 8-K.

             a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the Form 8-K/A Report filed on April 11, 1997 amending the Form 8-K filed on March 14, 1997 reporting the disposition of the Clute, Sealy, and Dallas, Texas Stop N Go Stores to include additional information concerning the disposition of the properties. Also on April 11, 1997 a report on Form 8-K was filed reporting the sale of the Texas City, Texas Stop N Go Store, which was amended on April 18, 1997 to include additional information regarding the disposition of the property.

                                    SIGNATURE
                                    ---------

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

                                          METRIC INCOME TRUST SERIES, INC.,
                                          a California corporation


                                          By:    /s/ William A. Finelli
                                                 -------------------------
                                                 William A. Finelli
                                                 Director, Vice President,
                                                 Chief Financial Officer,
                                                 and Treasurer



                                          Date:  August 12, 1997
                                                 -------------------------