Form 10-Q
period 1997-09-30
METRIC INCOME TRUST SERIES INC
filed 1997-11-12
CIK 846722

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

         For the quarterly period ended September 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from   _________________ to _________________


         Commission file number 0-18294


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
             (Exact name of Registrant as specified in its charter)



             CALIFORNIA                                    94-3087630
----------------------------------------     -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         One California Street
       San Francisco, California                             94111
----------------------------------------     -----------------------------------
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

Shares of common stock outstanding as of September 30, 1997:  6,321,641


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                     September 30,    December 31,
                                                                         1997             1996
                                                                         ----             ----
ASSETS

Cash ...........................................................    $  6,681,000     $  3,781,000
Accounts and Interest Receivable ...............................       2,716,000          669,000
Investment in Mortgage-Backed Securities - Net .................            --          7,251,000

Rental Properties ..............................................            --         14,798,000
Accumulated Depreciation .......................................            --         (1,286,000)
                                                                    ------------     ------------
     Properties and Improvements - Net .........................            --         13,512,000

Real Estate Held for Sale ......................................      19,420,000       10,612,000
Prepaid and Other Assets .......................................         149,000          114,000
                                                                    ------------     ------------

     Total Assets ..............................................    $ 28,966,000     $ 35,939,000
                                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable ..............................................    $  8,929,000     $  3,888,000
Payable to Sponsor and Affiliates ..............................           8,000            9,000
Other Accounts Payable and Accrued Liabilities .................         182,000          187,000
                                                                    ------------     ------------

     Total Liabilities .........................................       9,119,000        4,084,000
                                                                    ------------     ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 Shares
     authorized and 6,321,641 Shares issued and outstanding ....           6,000            6,000
Additional Paid-in Capital .....................................      55,200,000       55,200,000
Accumulated Dividends in Excess of Net Income ..................     (35,359,000)     (23,521,000)
Unrealized Holding Gain on Investment
     in Mortgage-Backed Securities - Net .......................            --            170,000
                                                                    ------------     ------------

     Total Shareholders' Equity ................................      19,847,000       31,855,000
                                                                    ------------     ------------

     Total Liabilities and Shareholders' Equity ................    $ 28,966,000     $ 35,939,000
                                                                    ============     ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                          1997          1996
                                                                          ----          ----
Revenues:
Lease income .....................................................    $2,409,000    $3,128,000
Interest on mortgage-backed securities ...........................       401,000       465,000
Interest and other income ........................................       155,000       120,000
Gain on sale of mortgage-backed securities - net .................       226,000          --
                                                                      ----------    ----------
   Total Revenues ................................................     3,191,000     3,713,000
                                                                      ----------    ----------

Expenses:
Depreciation .....................................................       128,000       334,000
General and administrative .......................................       463,000       524,000
Impairment provision for real estate held for sale ...............     1,647,000          --
                                                                      ----------    ----------
   Total Expenses ................................................     2,238,000       858,000
                                                                      ----------    ----------

Income Before Net Gain on Sale of Properties .....................       953,000     2,855,000

Gain on Sale of Properties - Net .................................       105,000       528,000
                                                                      ----------    ----------

Net Income .......................................................    $1,058,000    $3,383,000
                                                                      ==========    ==========

Net Income per Share:
Income before net gain on sale of properties .....................    $      .15    $      .45
Gain on sale of properties - net .................................           .02           .08
                                                                      ----------    ----------

   Net Income per Share ..........................................    $      .17    $      .53
                                                                      ==========    ==========

Dividends per Share ..............................................    $    2 .04    $     1.46
                                                                      ==========    ==========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                         1997          1996
                                                         ----          ----

Revenues:
Lease income .....................................   $   762,000    $   886,000
Interest on mortgage-backed securities ...........       130,000        147,000
Interest and other income ........................       100,000         62,000
Gain on sale of mortgage-backed securities - net .       226,000           --
                                                     -----------    -----------
   Total Revenues ................................     1,218,000      1,095,000
                                                     -----------    -----------

Expenses:
Depreciation .....................................          --           64,000
General and administrative .......................       138,000        167,000
Impairment provision for real estate held for sale      (695,000)          --
                                                     -----------    -----------
   Total Expenses ................................      (557,000)       231,000
                                                     -----------    -----------

Income before Loss on Sale of Properties .........     1,775,000        864,000

Loss on Sale of Properties .......................      (107,000)       (46,000)
                                                     -----------    -----------

Net Income .......................................   $ 1,668,000    $   818,000
                                                     ===========    ===========

Net Income per Share:
Income before loss on sale of properties .........   $       .28    $       .13
Loss on sale of properties .......................          (.01)          (.01)
                                                     -----------    -----------

   Net Income per Share ..........................   $       .27    $       .12
                                                     ===========    ===========

Dividends per Share ..............................   $      1.41    $      1.06
                                                     ===========    ===========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1997 and 1996



                                                                                                     Unrealized
                                                                                                       Holding
                                                                                                     Gain/(Loss)
                                             Common Stock          Additional    Accumulated       on Investment in
                                             ------------           Paid-in   Dividends in Excess  Mortgage-Backed
                                         Shares         Amount      Capital     of Net Income      Securities - Net    Total
                                         ------         ------      -------     -------------      ----------------    -----
Balance, January 1, 1997 ............   6,321,641    $   6,000    $55,200,000   $(23,521,000)         $170,000      $31,855,000

Realization of Unrealized Holding
Gain  On Investment in Mortgage -
Backed Securities - Net .............                                                                 (170,000)        (170,000)

Income Before Net Gain on Sale of
     Properties .....................                                                953,000                            953,000

Gain on Sale of Properties - Net ....                                                105,000                            105,000

Dividends Declared ..................                                            (12,896,000)                       (12,896,000)
                                      -----------    ---------    -----------   ------------          --------      -----------

Balance, September 30, 1997 .........   6,321,641    $   6,000    $55,200,000   $(35,359,000)            --         $19,847,000
                                      ===========    =========    ===========   ============          --------      ===========

Balance, January 1, 1996 ............   6,321,641    $   6,000    $55,200,000   $(14,947,000)         $358,000      $40,617,000

Unrealized Holding Loss on
     Investment in Mortgage-Backed
     Securities - Net ...............                                                                 (267,000)        (267,000)

Income Before Net Gain on Sale of
     Property .......................                                              2,855,000                          2,855,000

Gain on Sale of Properties - Net ....                                                528,000                            528,000

Dividends Declared ..................                                             (9,238,000)                        (9,238,000)
                                      -----------    ---------    -----------   ------------          --------      -----------

Balance, September 30, 1996 .........   6,321,641    $   6,000    $55,200,000   $(20,802,000)         $ 91,000      $34,495,000
                                      ===========    =========    ===========   ============          ========      ===========

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                             1997          1996
                                                                                             ----          ----
Operating Activities
Net income ............................................................................  $ 1,058,000   $ 3,383,000
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ...............................................      122,000       329,000
          Gain on sale of mortgage-backed securities - net ............................     (226,000)         --
          Impairment provision for real estate held for sale ..........................    1,647,000          --
          Gain on sale of properties - net ............................................     (105,000)     (528,000)
          Changes in operating assets and liabilities:
                  Accounts and interest receivable ....................................     (145,000)     (179,000)
                  Prepaid and other assets ............................................        6,000      (101,000)
                  Payable to sponsor and affiliates ...................................       (1,000)      (13,000)
                  Other accounts payable and accrued liabilities ......................       (5,000)     (124,000)
                                                                                         -----------   -----------
Net cash provided by operating activities .............................................    2,351,000     2,767,000
                                                                                         -----------   -----------

Investing Activities
Proceeds from sale of mortgage-backed securities ......................................    4,662,000          --
Principal payments received on mortgage-backed securities .............................      608,000       956,000
Proceeds from sale of properties ......................................................    3,469,000     5,979,000
Cash used for selling costs of properties .............................................     (335,000)     (282,000)
                                                                                         -----------   -----------
Net cash provided by investing activities .............................................    8,404,000     6,653,000
                                                                                         -----------   -----------

Financing Activities
Dividends paid to Shareholders ........................................................   (7,855,000)   (9,356,000)
                                                                                         -----------   -----------
Cash used by financing activities .....................................................   (7,855,000)   (9,356,000)
                                                                                         -----------   -----------

Increase in Cash ......................................................................    2,900,000        64,000
Cash at beginning of period ...........................................................    3,781,000       976,000
                                                                                         -----------   -----------
Cash at End of Period .................................................................  $ 6,681,000   $ 1,040,000
                                                                                         ===========   ===========





      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized holding gain (loss) on investment in mortgage-backed securities - see
     Note 8.
Sale of rental properties - see Note 5.
Sale of mortgage-backed securities - see Note 8

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

          In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the nine months ended September 30, 1997 and 1996 were as follows:

                                                         1997           1996
                                                         ----           ----

          Reimbursement of administrative expenses     $150,000       $150,000
          Securities management fee                      25,000         29,000
          Advisory fee                                  131,000        178,000
                                                       --------       --------

          Total                                        $306,000       $357,000
                                                       ========       ========

          The securities management fee is earned by State Street Research & Management Company, an affiliate of Metropolitan Life Insurance Company.

          The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution (current dividends are 8.6% of adjusted Shareholder capital). To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced. In March 1997, the Independent Directors approved the extension of the term of the Advisory Agreement to March 31, 1998.

3.        Net Income per Share

          Net income per share is based upon 6,321,641 shares outstanding.

4.        Commitments and Contingencies (Major Tenant Developments)

          The Fund and National Convenience Stores ("NCS") reached a settlement of the Fund's claim which had been filed in conjunction with the bankruptcy and subsequent reorganization of NCS. As payment for the claim the Fund had received cash as well as shares of NCS common stock which were subsequently sold. In August 1997, the Fund received $76,000 in lieu of 2,638 shares of NCS common stock plus accrued interest. Total compensation received to date by the Fund in connection with the settlement approximates $338,000. In the fourth quarter of 1996, Diamond Shamrock Corporation, the firm which purchased the outstanding stock of NCS in December 1995, merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation
          (UDS). In 1996 the Fund sold the convenience stores located in Rancho Cucamonga, California and Houston, Texas; in the first quarter of 1997, the Fund sold the convenience stores located in Clute, Sealy, Dallas and Texas City, Texas, and in the third quarter of 1997, the Fund sold the convenience store located in Arlington (Green Oaks Blvd.), Texas (see Note 5).

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

5.        Sale of Rental Properties

          In July 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #2378 located in Arlington, Texas for $1,413,000. After payment of expenses of sale of $110,000 (including a real estate commission of $81,000 paid to an outside broker), the proceeds to the Fund were $1,303,000. The carrying value at the time of sale was $1,408,000 (including $73,000 deferred lease income receivable), resulting in a loss of $105,000.

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

          In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #655 located in Dallas, Texas for $1,392,000. After payment of expenses of sale of $103,000 (including a real estate commission of $80,000 paid to an outside broker), the proceeds to the Fund were $1,289,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable), resulting in a gain of $574,000.

          In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold National Convenience Store Stop N Go #3592 located in Texas City, Texas for $135,000. After payment of expenses of sale of $23,000 (including real estate commissions of $8,000 paid to outside brokers), the proceeds to the Fund were $112,000. The carrying value at the time of sale was $272,000 (including $7,000 deferred lease income receivable), resulting in a loss of $160,000.

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

          In July 1996 the Fund sold the Pearle Express Store located in Orland Park, Illinois for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were $988,000. The carrying value at the time of sale was $1,034,000, resulting in a loss of $46,000.

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

6.        Real Estate Held for Sale

          In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. Two of the stores were sold in the fourth quarter of 1996, four of the stores were sold in the first quarter of 1997, and one store was sold in the third quarter of 1997. The remaining fourteen stores and nine stores were classified as Real Estate Held for Sale at December 31, 1996 and September 30, 1997, respectively.

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

8.        Mortgage-Backed Securities

          In September 1997, the Fund sold the remainder of its investments in mortgage-backed securities. Net proceeds from the sale were $6,698,000 resulting in gross realized gains of $244,000 and gross realized losses of $18,000. Specific identification was used to determine amortized cost in computing the gains and losses. A portion of the proceeds were not received until October 1997 and are included in Accounts and Interest Receivable.

          In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities was classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a net amount in a separate component of Shareholders' Equity. Mortgage-backed securities on December 31, 1996 were at fair value as follows:


                                      Gross           Gross         Estimated
                      Amortized     Unrealized      Unrealized        Fair
                        Cost       Holding Gains  Holding Losses      Value
                        ----       -------------  --------------      -----
          1996:
          GNMA       $5,227,000      $113,000      $   82,000      $5,258,000
          FNMA        1,049,000        75,000            --         1,124,000
          FHLMC         806,000        63,000            --           869,000
                     ----------      --------      ----------      ----------
                     $7,082,000      $251,000      $   82,000      $7,251,000
                     ==========      ========      ==========      ==========

          Maturities of the individual securities ranged from 2009 to 2024 and the coupon rates ranged from 7 to 10 percent per annum.

9.        Impairment Provision for Real Estate Held for Sale

          As discussed in Note 6, at June 30, 1997 the Fund classified its remaining properties as Real Estate Held for Sale. In accordance with FAS 121, an impairment provision of $2,342,000 was recorded to reduce the carrying values of the Wickes Furniture Store ($2,300,000) and the Pearle Express Morrow, Georgia location ($42,000) to their estimated fair value less cost to sell. In the third quarter, the Fund increased its estimate of fair value less cost to sell of Wickes Furniture Store by $695,000.

10.       Subsequent Event

          In October 1997, the Fund's subsidiary, Metric Real Estate, L.P., sold Haverty's Furniture Store located in Plano, Texas for $4,425,000. After payment of expenses of sale of $194,000 (including a real estate commission of $155,000 paid to an outside broker), the proceeds to the fund were $4,231,000. The carrying value at the time of the sale was $3,822,000 resulting in a gain of $409,000.

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

Properties

A description of the properties in which the Fund or its subsidiary has an ownership interest follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                         PROPERTY AND OCCUPANCY SUMMARY

                                                                Occupancy Rate %
                                                     Date of    at September 30,
                                          Size       Purchase    1997     1996
                                          ----       --------    ----     ----

Pearle Express Store..............         (1)        11/89       100     100
National Convenience Stores (2)...         (1)        11/89       100     100
Wickes Furniture Store
    Torrance, California..........   51,000 sq. ft.   01/90       100     100
Haverty's Furniture Store
    Plano, Texas..................   55,000 sq. ft.   12/94       100     100


(1) For details of individual properties, see Part I, Item 2 of the Form 10-K Report filed for 1996.
(2) In the fourth quarter of 1996, the stores located in Rancho Cucamonga, California and Houston, Texas were sold to unaffiliated buyers. In the first quarter of 1997, the stores located in Clute, Sealy, Dallas and Texas City, Texas were sold to unaffiliated buyers. In the third quarter of 1997, the store located in Arlington, Texas was sold to an unaffiliated buyer. See
    Note 5 to the  consolidated financial statements.


Results of Operations

Income before net gain or loss on sale of properties decreased $1,902,000 and increased $911,000, respectively, in the first three quarters and third quarter of 1997 compared to the same periods in 1996. The decrease year-to-date was due primarily to an impairment provision for real estate held for sale recorded at $2,342,000 in the second quarter of 1997 and subsequently reduced to $1,647,000 in the third quarter. (See Note 9 to the consolidated financial statements). The increase in the third quarter was due primarily to the $695,000 reduction of the impairment provision for real estate held for sale, $226,000 gain on sale of mortgage-backed securities and by the increase in other income in the third quarter of 1997. Lease income decreased in the first three quarters and third quarter of 1997 compared to the same periods in 1996 primarily due to the sales of the Orland Park, Illinois Pearle Express Store in July 1996, Sam's Club located in Menomonee Falls, Wisconsin in June 1996, the NCS stores located in Rancho Cucamonga, California and Houston, Texas in November and December of 1996, respectively, the NCS store located in Clute, Texas in February 1997, the NCS stores located in Sealy, Dallas, and Texas City, Texas in March 1997, and the NCS store located in Arlington, Texas in July 1997.

Interest on the Fund's  mortgage-backed  securities  portfolio  declined 14% and
12%, respectively, in the first three quarters and third quarter of 1997 compared to the same periods in 1996 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities portfolio was reduced due to principal repayments. Interest and other income increased by $35,000 and $38,000, respectively, in the first three quarters and third quarter of 1997 compared to the same periods in 1996. The decrease in interest income in the first three quarters and third quarter of 1997, primarily due to interest income earned on proceeds from sales of the Pearle Express-Orland Park Store in July, 1996 and Sam's Club in June, 1996 prior to the distribution in August 1996, was more than offset by the increase in other income, primarily due to the receipt in the third quarter of 1997 of $76,000 towards settlement of the Fund's claim filed in conjunction with the bankruptcy and subsequent reorganization of NCS (see Note 4 to the consolidated financial statements).

General and administrative expenses decreased by $61,000 and $29,000, respectively, in the first three quarters and third quarter of 1997 compared to the same periods in 1996. The decrease is primarily due to a decrease in advisory fees as a result of the sales of the Pearle Express Store, Sam's Club and the NCS stores, as discussed above, and a decline in appraisal fees incurred. The decrease was partially offset by an increase in investor reporting expenses, resulting from costs associated with responding to unsolicited offers to purchase Shares, and to costs associated with SEC filings relating to the sale of properties.

Depreciation expenses decreased $206,000 and $64,000, respectively, in the first three quarters and third quarter of 1997 compared to the same periods in 1996 due to depreciation not being provided for the NCS stores for the first three quarters of 1997, or for any of the remaining properties in the third quarter of 1997 (see Note 6 to the consolidated financial statements) and the sale of the Orland Park Pearle Express Store in July 1996.

The Fund's operations are primarily dependent upon the overall financial condition and creditworthiness of the lessees of its real estate properties. The Fund, however, remains subject to competitive conditions in the real estate industry and the net lease market for convenience stores and retail establishments. The Fund's Stop N Go and Circle K stores, Pearle Express store, and Wickes Furniture store all experience competition from other similar operations in the markets where the properties are located.

The Fund initially owned 19 convenience stores, all leased to National Convenience Stores ("NCS"). Although NCS was the original lessee of the properties and remains financially liable for all of the leases, Circle K currently makes payment directly to the Fund for the stores it operates as the result of an exchange transaction in the second quarter of 1994. Diamond Shamrock, Inc. ("DSI") purchased the outstanding stock of NCS in December 1995 and NCS became a wholly-owned subsidiary of DSI. In late 1996 DSI merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation ("UDS"). Three of the stores were sold in 1993 subsequent to the rejection of the leases by NCS in conjunction with its December 1991 bankruptcy filing.

In August 1996 the Board of Directors approved a sales strategy for the Fund's remaining convenience stores and in November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997, and the Stop N Go Store located in Arlington (Green Oaks Blvd.), Texas in July 1997 (see Note 5 to the consolidated financial statements). The Fund remains the owner of nine convenience store properties, five operated as Stop N Go and four as Circle K. Eight of these stores are currently under contracts for sale, with final closings anticipated to occur in December of this year, subject to clearance of certain title and environmental issues. The Circle K Store in Rubidoux, California had been included in the initial negotiations but was subsequently rejected by the potential purchaser. In connection with the marketing MITS had commissioned Phase I Environmental Site Assessments which revealed that Circle K, the tenant of the Rubidoux property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify MITS at the time of discovery and to promptly remediate the property but no such action was taken. The Advisor notified Circle K of its default and asserted the rights and remedies under the lease, including indemnification for the Fund. The tenant's most recent tests have indicated that the spill is believed to be confined to the property. The Rubidoux property continues to be marketed for sale.

At the recommendation of the Advisor, in the third quarter of 1995 the Board of Directors approved the marketing for sale of the Fund's Sam's Club in Menomonee Falls, Wisconsin; the Wickes Furniture Store in Torrance, California; and the Pearle Express Stores located in Orland Park, Illinois and Morrow, Georgia. The Sam's Club was sold in June 1996 and the Pearle Express Store in Orland Park, Illinois was sold in July 1996. The Wickes Furniture Store and Pearle Express Store in Morrow, Georgia were offered for sale but subsequently withdrawn from the market due to weak market conditions and lease terms that were unattractive to potential buyers.

In the second quarter of 1997 the Board of Directors approved a sales strategy for the Fund's Haverty's Furniture Store in Plano, Texas and the remaining Pearle Express Store in Morrow, Georgia, and in the third quarter approved remarketing the Wickes Furniture Store in Torrance, California. A contract for the sale of Haverty's was entered into in September and the sale completed on October 21, 1997. Several offers for Wickes have been submitted and contract negotiations and due diligence are currently underway. It now appears likely that a sale of Wickes will be consummated by year end. The Pearle Express - Morrow, Georgia location remains actively marketed for sale.

As reported in a special communication to Shareholders dated September 25, 1997, the Advisor was instructed by the Board of Directors to liquidate the Fund's mortgage-backed securities portfolio. The sale of the mortgage-backed securities has been completed (see Note 8 to the consolidated financial statements).

Fund Liquidity and Capital Resources

The Fund intends to meet its cash needs from cash flow generated by properties and securities that it acquires and holds. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The level of cash distributions to Shareholders through the third quarter was sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities, and from capital gains from the sale of securities.

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

The Fund's Advisor has continued to provide, on a quarterly basis, an estimated net asset value per Share for the Shares of MITS, utilizing the methodology previously employed to determine the DRP Share purchase price. However, as all of the Fund's properties are now being marketed for sale, the Advisor utilizes estimations of current market value, or if applicable, contract purchase prices rather than year-end appraisals to calculate the estimated net asset value per Share. Based on current brokers' opinions of value of the Fund's real properties, the estimated net proceeds from the sale of Haverty's, as well as the carrying value of its other assets and liabilities as of September 30, 1997, the estimated net asset value per Share as of September 30, 1997 has been established as $3.34. This value has declined from the previous quarter's estimated net asset value per Share of $4.41 due primarily to the sale of the portfolio of mortgage-backed securities and to the sale of the Arlington (Green Oaks Blvd.), Texas Stop N Go Store.

First Three Quarters of 1997

The Fund, after taking into account lease income, interest on investments in securities, other interest income and general and administrative expenses, experienced positive results from operations for the period.

As presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities, from proceeds from sales of properties and mortgage-backed securities, principal payments received on mortgage-backed securities, and used by investing activities for expenses incurred in the sales of properties. Cash was used by financing activities for dividends paid to Shareholders.

During the third quarter of 1995, the Fund's Advisor recommended, and the Board of Directors approved, the sale of Sam's Club located in Menomonee Falls, Wisconsin, the Wickes Furniture Store in Torrance, California and the Pearle Express locations in Orland Park, Illinois and Morrow, Georgia.

In June 1996 the Fund sold Sam's Club for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including a real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were approximately $4,709,000. The carrying value at the time of sale was $4,135,000. The gain recognized at the time of sale was $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. The tenant subsequently contested the extent of repairs originally agreed upon, claiming that they were beyond the scope of the original lease. The tenant will complete the work to the extent required under the original lease, and the remainder of the work will be completed and paid for from the funds held in the escrow account. Any remaining funds will be released to MITS upon completion of the work to the satisfaction of the new owner. The work is in progress.

In July 1996 the Fund sold the Pearle Express Orland Park location for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were approximately $988,000. The carrying value at the time of sale was $1,034,000. The loss recognized at the time of sale was $46,000. A special dividend of the proceeds from the sale of Sam's Club and the Pearle Express was paid on August 30, 1996 to Shareholders of record as of July 31, 1996.

The Fund continued to market for sale the Pearle Express location in Morrow, Georgia through the second quarter of 1996; however, due to the short term of the existing lease, no other viable offers were received and the property was removed from the market. Subsequently, the Advisor successfully negotiated an extension to the lease, and in March 1997 Pearle, Inc. signed an amendment providing for an extension of eight years in exchange for a blending of the remaining lease obligations with current market rates. Pursuant to a decision by the Board of Directors, the Advisor has again marketed the property for sale.

During the latter part of 1995 and early 1996, the Wickes Furniture Store (the "Store") was marketed for sale, in accordance with the Advisor's recommendation and as approved by the Fund's Board of Directors. However, due to financial and market considerations, no acceptable offers were received by the Fund and the property was subsequently withdrawn from the market. In light of the Fund's current liquidation strategy and with the approval of the Board of Directors, efforts were initiated in anticipation of again marketing the Store for sale. The Board of Directors has since approved sale parameters, and the Advisor is currently negotiating with several potential purchasers, and it now appears likely that a sale will be consummated by year end.

Phar-Mor, the tenant of a property the Fund owned in in Middletown, Ohio, filed for bankruptcy in August 1992. The Fund's lease was rejected effective May 15, 1993 following the closure of the store in April. Phar-Mor filed a plan of reorganization in July 1994 and subsequently amended the plan, which the court confirmed in August 1995. In October 1996 Phar-Mor paid $19,321 to satisfy a claim for post-petition real estate taxes for the period through May 15, 1993. Shortly thereafter, the Fund agreed to settle its remaining outstanding claim for an allowed claim of $629,000. The Fund sold the former Phar-Mor building, in March 1995 for $3,050,000. After payment of expenses of sale of $126,000 (including real estate commissions of $91,000), proceeds to MITS were

$2,924,000. At the date of sale, the carrying amount of land, improvements and unamortized leasing commissions, after a provision of $780,000 for impairment of value was recognized in 1993, was $2,798,000. The gain was $126,000. The proceeds of the sale were distributed to Shareholders in a special dividend on July 17, 1995. Under the settlement agreement noted above, the Fund received 1,058 shares of Phar-Mor stock and 881 warrants to purchase stock to satisfy its claims. The Fund sold these securities in June 1997 for a total of $7,000. No further compensation under the terms of the bankruptcy settlement is anticipated.

In August 1996 the Board of Directors instructed the Advisor to commence marketing the Fund's convenience store properties. In November 1996 the Fund sold the Circle K Store located in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. The proceeds of these sales were distributed in conjunction with the fourth quarter 1996 dividend, paid to Shareholders of Record as of December 31, 1996, on January 15, 1997. In February 1997, the Fund sold the Stop N Go Store located in Clute, Texas, followed by the sale of the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas, in March 1997. A special dividend resulting from the proceeds of these sales was paid on May 15, 1997 to Shareholders of Record as of March 31, 1997. On July 24, 1997, the Fund sold the Stop N Go Store located in Arlington (Green Oaks Boulevard), Texas, the sales proceeds from which will be distributed in conjunction with the third quarter dividend, scheduled for the week of November 17, 1997.

As reported in the September 26, 1997 special communication to Shareholders, on September 25, 1997 the Board of Directors instructed the Advisor to liquidate the portfolio of mortgage-backed securities, and to distribute the proceeds to Shareholders of record as of September 30, 1997, in conjunction with the regular third quarter dividend, and the net proceeds of the sale of the Arlington convenience store, as noted above. Net proceeds of the sale were $6,698,000 resulting in a net gain of $226,000.

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

Item 6.    Exhibits and Reports on Form 8-K.

           a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the Form 8-K Report filed on September 26, 1997 reporting the decision of the Board of Directors to liquidate the MBS portfolio and the declaration of the special dividend from sales proceeds. Subsequent to the close of the quarter, on October 10, 1997 a report on Form 8-K was filed reporting the sale of the MBS portfolio; on November 3, 1997 a report on Form 8-K was filed reporting the sale of the Haverty's Furniture Store in Plano, Texas; and on November 10, 1997 a report on Form 8-K was filed including the material contract for the sale of the Arlington (Green Oaks Boulevard), Texas NCS store.

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

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California corporation


                                    By:     /s/ William A. Finelli
                                            -------------------------
                                            William A. Finelli
                                            Director, Vice President,
                                            Chief Financial Officer,
                                            and Treasurer



                                    Date:   November 12, 1997
                                            -------------------------