Form 10-K405
period 1997-12-31
METRIC INCOME TRUST SERIES INC
filed 1998-03-31
CIK 846722

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the fiscal year ended December 31, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the transition period from ___________________ to ______________________

    Commission file number 0-18294

                        METRIC INCOME TRUST SERIES, INC.
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                  94-3087630
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       One California Street
      San Francisco, California                        94111-5415
---------------------------------------     ------------------------------------
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

         No market for the Shares of Common Stock exists and therefore a market value for such Shares cannot be determined.

         Shares of Common Stock outstanding as of February 26, 1998:  6,321,641

                   DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference from the proxy material of the Registrant in connection with its Annual Meeting of Shareholders scheduled for June 1998.

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                                     PART I

Item 1.  Business.

Metric Income Trust Series, Inc., a California corporation (hereinafter referred to as the "Fund" or "Registrant"), was formed in 1989. On April 1, 1997, the operations of Metric Realty, which had been the Advisor to the Fund since the Fund's inception, and certain related companies were merged with MetLife Realty Group, Inc. ("MRG") into SSR Realty Advisors, Inc. ("SSR Realty"), a Delaware corporation. All companies involved in this transaction are wholly owned by Metropolitan Life Insurance Company. Metric Realty's managing partner as of April 1, 1997 became SSR Realty, which maintains its principal office in White Plains, New York, and a major corporate office in San Francisco, California. The Advisory Agreement between Metric Realty and the Fund was assigned by Metric Realty to SSR Realty, effective March 27, 1997, with the consent of the Fund's Independent Directors. This assignment has had no material effect on the advisory services provided to the Fund. At the Board Meeting held on February 26, 1998, the Independent Directors also approved the extension of the Advisory Agreement to December 31, 1998.

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

Beginning in July 1989 through June 1990 the Fund offered and sold $60,254,000 in Shares of Common Stock. Through December 31, 1991, additional funding of $2,800,000 was provided from the Dividend Reinvestment Plan ("DRP"). Effective with the dividend paid on January 15, 1992 to Shareholders of record on December 31, 1991, the DRP was suspended as a result of the Chapter 11 bankruptcy filing by National Convenience Stores, Inc. ("NCS"), which was the lessee of 19 convenience stores owned by the Fund (see Item 7 for further information regarding the NCS bankruptcy and related events). All DRP participants received the 1992, 1993 and January 15, 1994 dividends in cash. In September, 1993, the Board of Directors voted unanimously to reinstate the DRP and activate the Liquidity Option Program ("LOP") effective for the first quarter 1994 dividend which was paid in May 1994. In June 1996, the Board of Directors voted unanimously to terminate the DRP and LOP effective as to dividend payments made after August 15, 1996 and to proceed with the liquidation of the Fund's portfolio over the next several years. To date all but one of the Fund's properties have been sold.

Environmental site assessments were performed for five of the Fund's convenience stores and all other properties at the time of property acquisition. No material adverse environmental conditions or liabilities were identified at that time. In no case has the Fund received notice that it is a potentially responsible party with respect to an environmental clean-up site. However, Phase I Environmental Site Assessments commissioned by MITS in connection with the marketing for sale of the convenience stores revealed that the tenant of the property in Rubidoux, California had reported hydrocarbon contaminants at the site to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify MITS at the time of discovery of these contaminants and to promptly remediate the problem but no such action was taken. The Advisor notified the tenant of its default and asserted the rights and remedies available under the lease. In December 1997 San Bernardino County approved a plan submitted by the tenant requiring that the contamination be monitored only. The Advisor is finalizing negotiations for an agreement with the tenant whereby the tenant will agree to indemnify both MITS and any purchaser of the property, and is working with the tenant to define the exact terms of the indemnification.

The Fund or its tenant maintains property and liability insurance coverage on the Fund's one property and the Fund believes such coverage to be adequate.

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

In anticipation of the year 2000, the Advisor is implementing a Year 2000-compliant accounting software product to replace its existing system. The new system will be fully operational by early 1999. All software programs currently in use by the Advisor have been inventoried and programs were identified which will require modification to correct date handling methodology. Any necessary modifications will be completed by the end of 1998. The Fund's Servicing and Transfer Agent, Gemisys, utilizes a platform programmed to correctly interpret the change to the new century. All necessary changes will be undertaken at no cost to the Fund.

Item 2.  Properties.

A description of the properties now or formerly owned by the Fund is as follows:


                                    Date of     Date of
Name and Location                   Purchase      Sale       Type       Size
-----------------                   --------      ----       ----       ----

Pearle Express Stores: (3)
   24 Orland Square Drive             11/89       7/96      Retail     5,900
     Orland Park, Illinois                                             sq. ft.

   1281 Southlake Circle              11/89       3/98      Retail     5,800
     Morrow, Georgia                                                   sq. ft.

National Convenience Stores:
   Stop N Go Store #2092 (5)          11/89        --       Retail     3,100
     Mission Road                                                      sq. ft.
     Rubidoux, California

   Stop N Go Store #1332 (12)         11/89       12/97     Retail     3,100
     N. Little School Road                                             sq. ft.
     Arlington (Kennedale), Texas

   Stop N Go Store #1386 (12)         11/89       12/97     Retail     3,100
     Babcock Road                                                      sq. ft.
     San Antonio, Texas

   Stop N Go Store #2065 (5)          11/89       12/97     Retail     3,100
     Baseline Road                                                     sq. ft.
     Fontana, California

   Stop N Go Store #2374 (5)          11/89       12/97     Retail     3,100
     E. Orangethorpe Road                                              sq. ft.
     Placentia, California

                                  Date of    Date of
Name and Location                Purchase      Sale       Type       Size
-----------------                --------      ----       ----       ----

Stop N Go Store #2406 (5)          11/89       12/97     Retail     3,100
  Windy Hill                                                        sq. ft.
  Marietta, Georgia

Stop N Go Store #285 (12)          11/89       12/97     Retail     3,100
  Altamesa Blvd                                                     sq. ft.
  Fort Worth, Texas

Stop N Go Store #308 (12)          11/89       12/97     Retail     3,100
  West Tarrant Blvd                                                 sq. ft.
  Grand Prairie, Texas

Stop N Go #328 (12)                11/89       12/97     Retail     3,600
  Fredericksburg Blvd                                               sq. ft.
  San Antonio, Texas

Stop N Go Store #2378 (11)         11/89       7/97      Retail     3,100
  Green Oaks Blvd                                                   sq. ft.
  Arlington, Texas

Stop N Go #3592 (10)               11/89       3/97      Retail     2,400
  25th/Loop 197                                                     sq. ft.
  Texas City, Texas

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

Stop N Go Store #1714 (1)          11/89       12/93     Retail     3,100
  Grand Avenue Parkway                                              sq. ft.
  Pflugerville, Texas

Stop N Go Store #3531 (1)          11/89       08/93     Retail     2,400
  Seawall Blvd                                                      sq. ft.
  Galveston, Texas

Stop N Go Store #3254 (1)          11/89       06/93     Retail     2,400
  Stedwick Street                                                   sq. ft.
  San Antonio, Texas

                                    Date of   Date of
Name and Location                   Purchase    Sale       Type        Size
-----------------                   --------    ----       ----        ----

Other Stores:

   Wickes Furniture Store           1/90        12/97     Retail      51,000
     Torrance, California                                             sq. ft.

   Haverty's Furniture Store        12/94       10/97     Retail      55,000
     Plano, Texas                                                     sq. ft.

   Sam's Club (2)                   5/90        6/96      Retail      108,000
     Menomonee Falls, Wisconsin                                       sq. ft.

   Former Phar-Mor Store (4)        12/90       3/95      Retail      56,400
     Franklin Township, Ohio                                          sq. ft.



(1) In December 1991 NCS filed a petition with the U.S. Bankruptcy Court for reorganization under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy proceedings, three stores were closed in 1992 for which the leases were rejected and those properties were subsequently sold to unaffiliated buyers (see Item 7).
(2) Formerly Wholesale Club. The Fund's store was vacated in April 1992 and 100% of the building was subleased in 1994 and 1995. On June 25, 1996, the building was sold to an unaffiliated buyer.
(3) Formerly Eyelab Superstores. On July 10, 1996, the Orland Park, Illinois store was sold to an unaffiliated buyer, and on March 3, 1998, the Morrow, Georgia store was sold to an unaffiliated buyer.
(4)      On March 15, 1995, the building was sold to an unaffiliated buyer.
(5) In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. Although lease payments for the remaining store owned by the Fund are now received from Circle K, NCS remains financially liable under the terms of the lease. On November 12, 1996, the store located in Rancho Cucamonga, California was sold to an unaffiliated buyer, and on December 23, 1997, the stores located in Fontana and Placentia, California, and the store located in Marietta, Georgia were sold to an unaffiliated buyer.
(6) In August 1994, a portion of the land was sold through condemnation. On December 19, 1996, the store was sold to an unaffiliated buyer.
(7) On February 28, 1997 the store in Clute, Texas was sold to an unaffiliated buyer. (8) On March 5, 1997 the store in Sealy, Texas was sold to an unaffiliated buyer. (9) On March 12, 1997 the store in Dallas, Texas was sold to an unaffiliated buyer. (10) On March 28, 1997 the store in Texas City, Texas was sold to an unaffiliated buyer.(11) On July 24, 1997 the store in Arlington (Green Oaks Blvd.), Texas was sold to an unaffiliated buyer.
(12)     On December  23,  1997 the stores in San  Antonio,  Arlington  (Babcock
         Road), Arlington (Kennedale), Grand Prairie and Fort Worth, Texas were sold to an unaffiliated buyer.

All of the Registrant's properties are or were owned in fee.

See Selected Financial Data in Item 6 for lease income. See the Consolidated Financial Statements in Item 8 for information regarding the Fund's properties. An occupancy summary is set forth on the chart following:

                                OCCUPANCY SUMMARY


                                              Occupancy rate (%)
                                                at December 31
                                        1997         1996          1995
                                        ----         ----          ----
COMMERCIAL BUILDINGS:
Pearle Express Stores (1) .....          100%         100%          100%

National Convenience Stores (2)          100          100           100

Wickes Furniture Store ........          N/A          100           100

Sam's Club (4) ................          N/A          N/A           100

Former Phar-Mor Store (3) .....          N/A          N/A           N/A

Haverty's Furniture Store .....          N/A          100           100



(1) Represents occupancy at the Pearle Express store in Morrow, Georgia, which was sold in March 1998. In July 1996, the Orland Park, Illinois store was sold.
(2) Represents occupancy at the remaining store owned by the Fund. In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. In November and December 1996, two of the stores were sold, followed by another in February 1997, three in March 1997, one in July 1997, and eight in December 1997. See Note 9 to the consolidated financial statements. Although lease payments for the remaining store, located in Rubidoux, California, are now received from Circle K, NCS remains financially liable under the terms of the lease.
(3) In August 1992 Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code (see Item 7 and Item 8, Note 7 to the consolidated financial statements). Phar-Mor rejected the Fund's lease effective May 15, 1993 after closing the store at the end of April. The store was subdivided in 1994 and 24,709 square feet was leased to Superpetz, Inc. The building was subsequently sold on March 15, 1995.
(4) Represents economic occupancy at December 31, 1995. Lessee vacated the store in April 1992, but remained current in its lease obligations to the Fund. During the fourth quarter of 1994 and first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building was 100% occupied until it was sold in June 1996.

Item 3.  Legal Proceedings.

The Fund has been a creditor in  bankruptcy  proceedings  filed by Phar-Mor (See
Item 7 and Item 8, Note 7 to the consolidated financial statements). In December 1994, Phar-Mor filed in these proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250, consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of a reorganization plan for Phar-Mor. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which called for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor to satisfy its administrative claim and agreed to settle its remaining outstanding lease rejection claim for approximately $629,000. This settlement was approved by the Bankruptcy Court in January 1997. To satisfy its claim, in March 1997, the Fund received 1,058 shares of stock and 881 warrants, which were sold in June 1997 for approximately $7,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this Report.

                                     PART II

Item 5. Market for Registrant's Shares of Common Stock and Related Stockholder Matters.

No public market for the Shares exists, nor is one expected to develop. However, Shares of Common Stock were sold through the Dividend Reinvestment Plan (DRP) pursuant to the Liquidity Option Program (LOP). The per Share price for Shares acquired through the DRP with the proceeds of the dividends was established by the Fund's Board of Directors, pursuant to a formula having as its components independent third-party appraisals of the Fund's properties as of December 31 of each year, the market value of the Fund's mortgage-backed securities, and the net book value of its other assets and liabilities as of each quarter end prior to the dividend payment. In June 1996 the Board of Directors voted to terminate the DRP and LOP effective as to dividend payments made after August 15, 1996.
The Board of Directors believed that with the implementation of a formal disposition strategy for the Fund, the Plan was no longer a viable purchase and liquidation vehicle. It is the intention of the Fund's Advisor, however, to continue to provide, on a quarterly basis, an estimated net asset value per Share utilizing the same method as previously used to determine the DRP per Share price. The estimated net asset value per Share as of December 31, 1997 has been determined to be $0.597. The change in the estimated net asset value per Share from $3.34 as of September 30, 1997 to $0.597 as of December 31, 1997 is primarily the result of the dividend paid from the proceeds of the sale of Haverty's, Wickes, and eight convenience store properties.

Many factors are involved in determining the actual fair market value of the shares of stock of a company. Therefore, no assurance can be given that the estimated net asset value per Share determined by the Advisor to the Fund as of any valuation date will represent actual fair market value of a Share of stock of the Fund.

In addition, the property values utilized in the calculation were based upon estimated net proceeds should the two properties held at December 31, 1997 be sold at their asking prices. One of the Fund's two remaining properties at December 31, 1997, the Pearle Express store in Morrow, Georgia, was sold in March 1998 at the price utilized for the valuation. These values do not necessarily reflect the price which the Fund would ultimately receive upon the sale of the asset. Since methods for determining values vary, if an alternate method of valuation were used, it could result in a value different from the value utilized.

As of December 31, 1997 the approximate number of Shareholders was as follows:

                                                        Number of
              Title of Class                         Record Holders
              --------------                         --------------
               Common Stock                              4,587

Item 6.  Selected Financial Data.

The following table presents selected financial data for the Fund for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. Dividends were declared from operations and sales and were paid quarterly or subsequent to sale upon recommendation and approval of the Fund's Board of Directors.

                                                   For-the-Year-Ended
                                                      December 31
                                    ---------------------------------------------------
                                       1997(1)    1996      1995       1994      1993
                                       ----       ----      ----       ----      ----
                                         (Amounts in thousands except per unit data)
TOTAL REVENUES ..................   $  3,954    $ 4,886   $ 5,156   $  4,670    $ 4,886
GAIN (LOSS) ON SALE OF PROPERTIES   $   (469)   $   760   $   126   $    (32)      --
NET INCOME ......................   $  2,459    $ 4,552   $ 3,930   $  2,888    $ 2,644
NET INCOME PER SHARE ............   $    .39    $   .72   $   .62   $    .46    $   .42
TOTAL ASSETS ....................   $ 21,625    $35,939   $42,211   $ 45,603    $49,510
DIVIDENDS PER SHARE .............   $   4.79    $  2.08   $  1.26   $    .85    $   .85

(1) See discussion in Item 7 regarding future results of operations.

                                        6

                                  Lease Income

The following Lease Income table presents lease income for the properties by lessee included in the Fund's consolidated financial statements:


                                                For the Year Ended
                                                    December 31
                                     -------------------------------------------
                                      1997     1996     1995     1994     1993
                                      ----     ----     ----     ----     ----

National Convenience Stores (1)(2)   $1,238   $1,825   $1,852   $1,552   $1,527
Pearle Express Stores (5) ........      119      217      283      282      265
Wickes Furniture Store (7) .......    1,365    1,372    1,202    1,135    1,036
Sam's Club (6) ...................     --        284      524      511      511
Former Phar-Mor Store (3) ........     --       --         28        6      135
Haverty's Furniture Store (4) ....      330      411      411       11     --
                                     ------   ------   ------   ------   ------

Total ............................   $3,052   $4,109   $4,300   $3,497   $3,474
                                     ======   ======   ======   ======   ======

-------

(1) As a result of bankruptcy proceedings, three stores were closed in 1992 for which the leases were rejected and the properties were subsequently sold in June, August and December 1993 (see Item 7). In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. Lease payments for the one remaining Circle K store are now received from Circle K; however, NCS remains financially liable under the terms of the lease. In December 1995 Diamond Shamrock purchased the outstanding stock of NCS and subsequently merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation. In November and December 1996, two stores were sold (one of which was operated by Circle K), followed by another in February 1997 and three in March 1997, one in July 1997, and eight in December 1997 (See Note 9 to the consolidated financial statements).
(2)      Includes $151,000, $245,000 and $279,000 deferred lease income in 1997,
         1996 and 1995, respectively.
(3)      On March 15, 1995, the building was sold to an unaffiliated buyer.
(4) Acquired in December 1994, and sold to an unaffiliated buyer in December 1997.
(5) The Orland Park, Illinois store was sold in July 1996. See Note 9 to the consolidated financial statements.
(6) The property was sold in June 1996. See Note 9 to the consolidated financial statements.
(7) Includes $79,000 and $162,000 deferred lease income in 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

The Fund is in the process of winding down its operations and has sold the majority of its assets as of December 31, 1997. Accordingly, historical financial information will not be representative of future results. Future results of operations will be limited to the sale of the Fund's remaining properties and the orderly liquidation of its assets and liabilities.

Results of Operations

Income before net gain (loss) on sale of properties decreased $864,000 from 1997 compared to 1996. The 1997 decrease was primarily due to sales-related decreases in lease income and interest on mortgage-backed securities, which were partially offset by gain on sale of mortgage-backed securities and an increase in other income as well as a decrease in expenses.

Lease income decreased $1,057,000 in 1997 compared to 1996 primarily due to the sale of Sam's Club in June 1996, the Pearle Express Store in Orland Park, Illinois in July 1996, the NCS Stores in Rancho Cucamonga, California and Houston Texas in November and December 1996, respectively, the NCS store in Clute, Texas in February 1997, the NCS stores located in Sealy, Dallas, and

Texas City, Texas in March 1997, the NCS stores located in Arlington, Texas in July 1997, and Haverty's Furniture Store located in Plano, Texas in October 1997 (see Note 9 to the consolidated financial statements).

Interest on the Fund's mortgage-backed securities declined $210,000 in 1997 compared to 1996 due to the reduction in the amount of securities owned by the Fund resulting from principal repayments prior to the end of the third quarter of 1997 and to the sale of the remaining portfolio at the end of the third quarter. The sale resulted in a net gain of $226,000 (see Note 3 to the consolidated financial statements).

Interest and other income increased $109,000 in 1997 compared to 1996 due primarily to the receipt of $76,000 towards settlement of the Fund's claim filed in conjunction with the bankruptcy and subsequent reorganization of NCS (see
Note 7 to the consolidated financial statements). There was also an increase in interest income due primarily to interest income earned on the proceeds of the sales of mortgage-backed securities and the proceeds of the sale of Haverty's Furniture Store.

Depreciation expense decreased $269,000 in 1997 compared to 1996 due to depreciation not being provided for the NCS stores in 1997, nor for any of the remaining properties after the second quarter of 1997 (see Note 5 to the consolidated financial statements) and the sale of the Orland Park Pearle
Express  Store  in  July  1996  (see  Note  9  to  the  consolidated   financial
statements).

General and administrative expense increased $159,000 in 1997 compared to 1996 due primarily to an accrual for the purchase of a directors and officers' liability insurance policy at a cost of $274,000. This was partially offset by a decrease in advisory and appraisal fees due to the sale of several stores in 1997 and 1996 as discussed above.

An impairment provision for real estate held for sale was booked in 1997 for the Pearle Express store in order to reduce the carrying value of the property to its estimated fair market value less cost to sell (see Note 5 to the consolidated financial statements).

As discussed in Note 9 to the consolidated financial statements, the Fund sold thirteen convenience stores, Haverty's Furniture Store and Wickes Furniture Store in 1997, resulting in a net loss of $469,000.


1996 Compared to 1995

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

Interest on the Fund's mortgage-backed securities portfolio declined 13% in 1996 compared to 1995 due to the reduction in the amount of securities owned by the Fund. The total of the Fund's mortgage-backed securities was reduced due to principal repayments. These repayment proceeds were used to support dividend payments to Shareholders. Other income increased in 1996 compared to 1995 primarily due to the receipt of the administrative claim of approximately $19,000 from Phar-Mor for post-petition real estate taxes for the period through May 15, 1993 (see Note 7 to the consolidated financial statements).

Depreciation expense decreased in 1996 compared to 1995 primarily due to the sale of the Pearle Express store in July 1996 and the classification of Sam's Club in 1995 and the NCS properties in the third quarter of 1996 as Real Estate Held for Sale and depreciation not being provided for subsequent to the classification (see Note 9 and Note 5 to the consolidated financial statements).

General and administrative expense decreased slightly in 1996 as compared to 1995 primarily due to the decrease in advisory fee as a result of the sales of properties in 1996 and 1995 (see Note 9 to the consolidated financial statements) and the decrease in legal fees relating to the Phar-Mor bankruptcy proceedings (see Note 7 to the consolidated financial statements). The decreases were partially offset by the increase in administrative expenses reimbursed to the Fund's Advisor.

As discussed in Item 8, Note 9, in June, July, November, and December 1996, the Fund sold the Sam's Club, Pearle Express -Orland Park, Illinois, NCS store in Rancho Cucamonga, California and NCS store in Houston, Texas, respectively, and recognized a net gain totaling $760,000.

Fund Liquidity and Capital Resources

Introduction

The Fund intends to meet its cash needs from cash flow generated by its remaining property and securities and from the proceeds from the sale of such property and securities. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The level of quarterly cash dividends to Shareholders in 1997 was sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities, from capital gains from the sale of securities, and from property sale proceeds.

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

In September, 1993, the Board of Directors voted unanimously to reinstate the DRP and activate the LOP. Purchases of Shares through the DRP (to the extent of participation in the DRP) commenced with respect to the dividend paid for the first quarter of 1994. In June 1996 the Board of Directors voted unanimously to terminate the DRP and LOP effective as to dividends paid after August 15, 1996 as the Fund had begun its disposition phase. The Fund's Advisor will continue to provide, on a quarterly basis, an estimated net asset value per Share utilizing the same methods previously utilized to calculate the DRP per Share purchase price. Based on the anticipated net sales proceeds to the Fund for its two remaining properties at December 31, 1997 and carrying value of its other assets and liabilities as of December 31, 1997, the Advisor estimated the per Share net asset value to be $0.597.

As presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. In addition, cash was provided by investing activities from proceeds from sales of properties and mortgage-backed securities and principal payments received on mortgage-backed securities. Cash was used by investing activities for expenses incurred in the sales of properties. Cash was used by financing activities for dividends paid to Shareholders.

NCS was the seller and lessee of 19 properties operated as Stop N Go convenience stores acquired by the Fund in November 1989. In March 1993, NCS had a reorganization plan confirmed by the Court which became effective March 9, 1993 (NCS had filed a petition for reorganization under Chapter 11 in December 1991). As payment for a claim filed by the Fund with the Bankruptcy Court with respect to three rejected leases, NCS agreed to issue new shares of its common stock to the Fund. Through May 1995, the Fund received 17,161 shares of NCS stock which were immediately sold and resulted in net proceeds of $230,000. In June 1996 the Fund received $32,000 in lieu of 1,170 shares of NCS common stock from Diamond Shamrock Corporation, the firm which purchased the majority of the outstanding NCS stock in December 1995. In late 1996 Diamond Shamrock Corporation merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation (UDS). In August 1997 the Fund received $76,000 in lieu of 2,638 shares of common stock plus accrued interest, bringing the total compensation received under the terms of the settlement to approximately $338,000.

In April 1994, NCS completed an exchange and sale of stores with another convenience store operator, Circle K Corporation. NCS exchanged 53 stores in Southern California for 88 Circle K stores in the Dallas and Houston markets. In addition, Circle K purchased 27 NCS stores in the Atlanta market. Five of the Fund's stores, four in Southern California and one in Atlanta, were included in the transactions and during the third quarter of 1994 were converted to Circle K operations. Although lease payments for the Fund's single remaining store, operated as Circle K, are received from Circle K Corporation, NCS remains financially liable under the terms of the lease.

In November 1996 the Fund sold the store located in Rancho Cucamonga, California (operated by Circle K), and in December 1996 the Fund sold the store in Houston, Texas. In February 1997, the Fund sold the store located in Clute, Texas, followed by the sales of the stores located in Texas City, Dallas, and Sealy, Texas in March 1997. In July 1997, the Fund sold the store located in Arlington, Texas. In December 1997, the Fund sold the stores located in San Antonio (Fredericksburg Blvd. and Babcock Road), Arlington (Kennedale- N. Little School
Road), Grand Prairie, and Fort Worth, Texas. Also in December 1997, the Fund sold the stores located in Marietta, Georgia, and in Placentia and Fontana, California (all operated by Circle K) (see Note 9 to the consolidated financial statements).

The Fund remains the owner of one convenience store property, located in Rubidoux, California. In connection with the marketing of the convenience stores, the Fund had commissioned Phase I Environmental Site Assessments which revealed that Circle K, the tenant of the Rubidoux property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify the Fund at the time of discovery and to promptly remediate the problem but no such action was taken. The Advisor has been assured by Circle K that it will indemnify both the Fund and any purchaser of the property. The Fund is currently in negotiations with the tenant for adequate indemnification and security, as required under the terms of the lease. With this indemnification, the Fund believes that the contamination, as it is now defined, will not materially adversely affect an ultimate sales price. Marketing efforts for the property continue.

In June 1996 the Fund sold Sam's Club located in Menomonee Falls, Wisconsin (see
Note 9 to the consolidated financial statements). Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. The tenant subsequently claimed that the work specified was beyond the requirements under the original lease. The tenant will complete the work to the extent required under the lease, and the remainder will be completed and paid for from the escrowed funds. Once the work is complete, any remaining funds from the escrow account will be released to the Fund. As of December 31 1997, it was estimated that $72,000 of the construction work would be paid from the escrowed funds.

During the fourth quarter of 1995, the Fund successfully negotiated a three year, eight month lease extension for the Pearle Express location in Orland Park, Illinois, which took effect December 1, 1995. In July 1996 the Fund sold the Orland Park location (see Note 9 to the consolidated financial statements). In the first quarter of 1997 the Fund negotiated an amended lease for the Morrow, Georgia location, which extended the term of the lease by eight years in exchange for a blending of existing market rental rates with the terms of the original lease. Subsequent to the close of 1997, the Fund entered into a sales contract for the property, and the sale was completed on March 3, 1998 (see Note 10 to the consolidated financial statements).

The Fund's former Phar-Mor store was sold March 15, 1995, subsequent to negotiations following an unsolicited purchase offer for the building (see Note 9 to the consolidated financial statements).

In October 1997, the Fund sold Haverty's Furniture store, located in Plano, Texas (see Note 9 to the consolidated financial statements).

In December 1997 the Fund sold Wickes Furniture Store, located in Torrance, California (see Note 9 to the consolidated financial statements).

The Fund will request that its Shareholders approve a plan of liquidation (the "Liquidation Plan") at its Annual Meeting, scheduled for June 17, 1998. The Liquidation Plan will be described in the Fund's Proxy Statement and will specify a two-year wind-down period. The Fund has requested a letter of "no-action" from the Securities and Exchange Commission, allowing for reduced filing and reporting requirements during this period. The Board of Directors voted unanimously at its December 10, 1997 meeting to maintain $2,000,000 as a reserve to protect the Fund from any unforseen claims or operating contingencies. At this time the proceeds from the March 3, 1998 sale of the Morrow, Georgia Pearle Express Store and from the anticipated sale of the Fund's remaining convenience store property, located in Rubidoux, California, will also be maintained as reserves until such time as the Board determines to distribute such proceeds. The majority of these reserves will be invested in mortgage-backed securities. Income generated by the reserves will be utilized to cover operating costs during the wind-down period. Any income in excess of that used for operating expenses will be paid to Shareholders, subject to the approval of the Board of Directors. All remaining funds will be paid to Shareholders at the end of the wind-down period, at which time the Fund will be dissolved.

Item 8.  Financial Statements and Financial Statement Schedules.


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Report of Independent Auditors...........................................  12
Consolidated Financial Statements:
       Balance Sheets at December 31, 1997 and 1996 .....................  13
       Statements of Operations for the Years Ended December 31, 1997,
         1996 and 1995...................................................  14
       Statements of Shareholders' Equity for the Years Ended December
         31, 1997, 1996 and 1995.........................................  15
       Statements of Cash Flows for the Years Ended December 31, 1997,
         1996 and 1995...................................................  16
       Notes to Consolidated Financial Statements........................  17
Financial Statement Schedule:
       Schedule III - Real Estate and Accumulated Depreciation at
         December 31, 1997...............................................  24

                         REPORT OF INDEPENDENT AUDITORS

Metric Income Trust Series, Inc., a California corporation:

We have audited the accompanying consolidated balance sheets of Metric Income Trust Series, Inc., a California corporation ("the Fund"), as of December 31, 1997 and 1996 and the related consolidated statements of operations, Shareholders' equity and cash flows for the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of the Fund listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Fund at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.







                                                               Ernst & Young LLP

San Francisco,  California
February 2, 1998, except Note 10 as
to which the date is March 3, 1998.

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                     1997            1996
                                                     ----            ----

ASSETS

Cash                                            $ 19,762,000    $  3,781,000
Accounts and Interest Receivable                      65,000         669,000
Investment in Mortgage-Backed Securities - Net          --         7,251,000

Rental Properties                                       --        14,798,000
Accumulated Depreciation                                --        (1,286,000)
                                                ------------    ------------
     Properties and Improvements - Net                  --        13,512,000

Real Estate Held for Sale                          1,744,000      10,612,000
Prepaid and Other Assets                              54,000         114,000
                                                ------------    ------------

     Total Assets                               $ 21,625,000    $ 35,939,000
                                                ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                               $ 17,385,000    $  3,888,000
Payable to Sponsor and Affiliates                     50,000           9,000
Other Accounts Payable and Accrued Liabilities       326,000         187,000
                                                ------------    ------------

    Total Liabilities                             17,761,000       4,084,000
                                                ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
Common Stock - no par value, stated at $0.001,
   12,250,000 Shares authorized and 6,321,641
   Shares issued and outstanding                       6,000           6,000
Additional Paid-in Capital                        55,200,000      55,200,000
Accumulated Dividends in Excess of Net Income    (51,342,000)    (23,521,000)
Unrealized Holding Gain on Investment
   in Mortgage-Backed Securities - Net                  --           170,000
                                                ------------    ------------

   Total Shareholder's Equity                      3,864,000      31,855,000
                                                ------------    ------------

   Total Liabilities and Shareholder's Equity   $ 21,625,000    $ 35,939,000
                                                ============    ============

                 See notes to consolidated financial statements

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995


                                               1997         1996         1995
                                               ----         ----         ----


Revenues:

Lease income                               $ 3,052,000  $ 4,109,000  $ 4,300,000
Interest on mortgage-backed securities         401,000      611,000      702,000
Interest and other income                      275,000      166,000      138,000
Gain on sale of mortgage-backed
 securities - net                              226,000         --         16,000
                                           -----------  -----------  -----------
     Total Revenues                          3,954,000    4,886,000    5,156,000
                                           -----------  -----------  -----------


Expenses (including $389,000, $467,000
 and $454,000 paid or payable to advisor
 and affiliates in 1997, 1996 and 1995):

Depreciation                                   128,000      397,000      652,000
General and administrative                     856,000      697,000      700,000
Impairment provision for real estate
 held for sale                                  42,000         --           --
                                           -----------  -----------  -----------
      Total Expenses                         1,026,000    1,094,000    1,352,000
                                           -----------  -----------  -----------


Income before Gain (Loss) on Sale
 of Properties                               2,928,000    3,792,000    3,804,000


Gain (Loss) on Sale of Properties - Net       (469,000)     760,000      126,000
                                           -----------  -----------  -----------


Net Income                                 $ 2,459,000  $ 4,552,000  $ 3,930,000
                                           ===========  ===========  ===========

Net Income per Share
Income before gain (loss) on sale
 of properties                             $      0.46  $      0.60  $      0.60
Gain (loss) on sale of properties - net          (0.07)        0.12         0.02
                                           -----------  -----------  -----------

     Net Income per Share                  $      0.39  $      0.72  $      0.62
                                           ===========  ===========  ===========

Dividends per Share                        $      4.79  $      2.08  $      1.26
                                           ===========  ===========  ===========

                 See notes to consolidated financial statements


                                                 METRIC INCOME TRUST SERIES, INC.,
                                                     A California corporation

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                      For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                    Unrealized
                                                                                                      Holding
                                                                               Accumulated          Gain/(Loss)
                                          Common Stock          Additional      Dividends        on Investment in
                                          ------------            Paid-in       in Excess        Mortgage-Backed
                                      Shares        Amount        Capital     of Net Income      Securities - Net     Total
                                      ------        ------        -------     -------------      ----------------     -----
Balance, January 1, 1995            6,321,641   $      6,000   $ 55,200,000    $(10,912,000)      $   (319,000)   $ 43,975,000

Unrealized Holding Gain
 on Investment in Mortgage-Backed
 Securities - Net                         --             --             --             --              677,000        677,000

Income Before Gain on
 Sale of Property                         --             --             --        3,804,000               --        3,804,000

Gain on Sale of Property                  --             --             --          126,000               --          126,000

Dividends Declared                        --             --             --       (7,965,000)              --       (7,965,000)
                                  ------------   ------------   ------------   ------------       ------------   ------------
Balance, December 31, 1995           6,321,641          6,000     55,200,000    (14,947,000)           358,000     40,617,000

Unrealized Holding Loss
 on Investment in Mortgage-Backed
 Securities - Net                         --             --             --             --             (188,000)      (188,000)

Income Before Gain on
 Sale of Properties                       --             --             --        3,792,000               --        3,792,000

Gain on Sale of Properties - Net          --             --             --          760,000               --          760,000

Dividends Declared                        --             --             --      (13,126,000)              --      (13,126,000)
                                  ------------   ------------   ------------   ------------       ------------   ------------
Balance, December 31, 1996           6,321,641          6,000     55,200,000    (23,521,000)           170,000     31,855,000

Realization of Unrealized Holding
 Gain on Investmentin Mortgage-
 Backed Securities - Net                  --             --             --             --             (170,000)      (170,000)

Income Before Net Loss on
    Sale of Properties                    --             --             --        2,928,000               --        2,928,000

Loss on Sale of Properties - Net          --             --             --         (469,000)              --         (469,000)

Dividends Declared                        --             --             --      (30,280,000)              --      (30,280,000)
                                  ------------   ------------   ------------   ------------       ------------   ------------
Balance, December 31, 1997           6,321,641   $      6,000   $ 55,200,000   $(51,342,000)      $       --     $  3,864,000
                                  ============   ============   ============   ============       ============   ============

                                                See consolidated financial statements


                                                                  15



                                     METRIC INCOME TRUST SERIES, INC.,
                                         a California corporation

                                  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 1997, 1996 and 1995

                                                                     1997            1996            1995
                                                                     ----            ----            ----
Operating Activities

Net Income                                                      $  2,459,000    $  4,552,000    $  3,930,000
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization                                    122,000         389,000         642,000
    Gain on sale of mortgage-backed securities - net                (226,000)           --           (16,000)
    Impairment provision for real estate held for sale                42,000
    (Gain) loss on sale of properties - net                          469,000        (760,000)       (126,000)
    Changes in operating assets and liabilities:
    Increase in accounts and interest receivable                    (178,000)       (332,000)       (296,000)
    (Increase) decrease in prepaid and other assets                    1,000        (106,000)          9,000
    Increase (decrease) in payable to sponsor and affiliates          41,000         (13,000)        (48,000)
    Increase (decrease) in other accounts payable and
     accrued liabilities                                             139,000        (121,000)         93,000
                                                                ------------    ------------    ------------
Net cash provided by operating activities                          2,869,000       3,609,000       4,188,000
                                                                ------------    ------------    ------------
Investing Activities

Rental properties acquisitions and additions                            --              --           (59,000)
Purchase of cash investments                                            --              --        (2,855,000)
Proceeds from cash investments                                          --              --         2,855,000
Purchase of mortgage-backed securities                                  --              --          (301,000)
Proceeds from sale of mortgage-backed securities                   6,698,000            --           303,000
Principal payments received on mortgage-backed securities            615,000       1,144,000         626,000
Proceeds from sales of properties                                 23,812,000       9,039,000       3,050,000
Cash used for selling costs of properties                         (1,229,000)       (485,000)       (126,000)
                                                                ------------    ------------    ------------
Net cash provided by investing activities                         29,896,000       9,698,000       3,493,000
                                                                ------------    ------------    ------------
Financing Activities

Dividends paid to Shareholders                                   (16,784,000)    (10,502,000)     (8,044,000)
                                                                ------------    ------------    ------------
Cash used by financing activities                                (16,784,000)    (10,502,000)     (8,044,000)
                                                                ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                  15,981,000       2,805,000        (363,000)
Cash and cash equivalents at beginning of year                     3,781,000         976,000       1,339,000
                                                                ------------    ------------    ------------

Cash and Cash Equivalents at End of Year                        $ 19,762,000    $  3,781,000    $    976,000
                                                                ============    ============    ============

                  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Unrealized holding gain (loss) on investment in mortgage-backed securities - see Note 3

 Sale of rental properties - see Note 9

                               See notes to consolidated financial statements

                                                     16

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

         Effective April 1, 1997, Metric Holdings Inc., the indirect Parent of Metric Realty, the former Advisor, was merged into a newly formed entity known as SSR Realty Advisors, Inc. ("SSR"). SSR was incorporated under the laws of Delaware on February 25, 1997 and is a registered investment adviser in accordance with the Investment Advisers Act of 1940. With the consent of the Fund, the Advisory Agreement was assigned to SSR by Metric Realty on March 27, 1997. SSR is a subsidiary of Metropolitan Life Insurance Company. Under the advisory agreement, SSR furnishes day-to-day management and carries out the investment objectives and policies established by the Board of Directors. An affiliate of the advisor owns 21,506 shares of common stock. The Fund is currently in the process of liquidating its real estate assets and winding down its affairs.

         Consolidation - The consolidated financial statements include the statements of the Fund and its wholly-owned subsidiary which owned all properties located in Texas prior to their sale. All significant intercompany transactions and balances have been eliminated.

         Fair Value of Financial Instruments - Except for the Fund's investment in mortgaged-backed securities, the fair values of the Fund's financial instruments approximate their historic cost, as reported in the balance sheet. In accordance with FASB Statement 115, the Fund's investments in mortgage-backed securities are reported at fair value.

         Accounting Pronouncement - The Fund has adopted Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). This statement requires
         impairment   losses  to  be  recorded  on  long-lived  assets  used  in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. SFAS 121 also provides for long-lived assets that are expected to be disposed of to be recorded at the lower of carrying value or fair market value less estimated cost to sell. An impairment provision for real estate held for sale was recorded in 1997 (See Note 5).

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

         Rental Properties - Rental properties were stated at cost at December 31, 1996.

         Real Estate Held for Sale - Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

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

         Mortgage-Backed Securities - Mortgage-backed securities consisted of certificates originated under or in connection with Federal housing programs of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") and are guaranteed as to payment of principal and interest. The Fund held these securities as available-for-sale investments until the sale of the remaining portfolio in 1997. Discounts were amortized over the terms of the related securities using the interest method. In accordance with FASB Statement No. 115, mortgage-backed securities were carried at fair value.

         Net Income and Dividends Per Share - Net income and dividends per Share are based upon 6,321,641 Shares outstanding for each of the years ended December 31, 1997, 1996 and 1995. Dividends per Share were composed of $.37 ordinary income, $.02 capital gains and $4.40 return of capital in 1997, $.52 ordinary income, $.10 capital gains and $1.46 return of capital in 1996, and $.47 ordinary income, $.01 capital gains and $.78 return of capital in 1995.

         Income Taxes - The Internal Revenue Code provides that a corporation can qualify as a REIT if, among other things, the corporation distributes at least 95 percent of its taxable income to Shareholders each year. If the corporation distributes at least 95 percent of its taxable income to Shareholders, such distributions can be treated as deductions for income tax purposes. Because the Fund qualifies as a REIT and had distributed amounts in excess of its taxable income for 1997, 1996, and 1995, no provision for income taxes has been made in the accompanying consolidated financial statements.

         The tax basis of the Shareholders' equity differs at December 31, 1997 from the amounts presented in the consolidated balance sheet as follows:


         Financial statement basis of Shareholders' equity     $ 3,864,000
         Tax basis of Shareholders' equity                       3,910,000
                                                               -----------
         Difference                                            $   (46,000)
                                                               ===========

         The difference consists primarily of adjustments made for depreciation less straight-lined rental revenue.


2.       Transactions with Advisor and Affiliates

         In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:



                                                    1997        1996      1995
                                                    ----        ----      ----

       Reimbursement of administrative expenses   $200,000   $200,000   $160,000
       Securities management fee ..............     25,000     38,000     44,000
       Advisory fee ...........................    164,000    229,000    250,000
                                                  --------   --------   --------

                                                  $389,000   $467,000   $454,000
                                                  ========   ========   ========

         The  securities  management  fee was earned by State Street  Research &
         Management   Company,  an  affiliate  of  Metropolitan  Life  Insurance
         Company.

         Pursuant to an amendment of the Advisory Agreement approved by the Independent Directors in March 1994, the quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution. To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced.

3.       Mortgage-Backed Securities

         In September 1997, the Fund sold the remainder of its investments in mortgage-backed securities. Net proceeds from the sale were $6,698,000 resulting in gross realized gains of $244,000 and gross realized losses of $18,000. Proceeds from the sale of mortgage backed securities in 1995 were $303,000 resulting in gross realized gains of $16,000. Specific identification was used to determine amortized cost in computing the gains and losses.

         In accordance with FASB statement No. 115 and Management's intentions, the Fund's investment in mortgage-backed securities was classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a net amount in a separate component of Shareholder's Equity. In 1996 and 1995 the Fund incurred a $188,000 unrealized holding loss and $677,000 unrealized holding gain on investments in mortgage-backed securities, respectively, resulting in a cumulative net unrealized holding gain of $170,000 at December 31, 1996. Fair values of mortgage-backed securities at December 31, 1996 were as follows:


                                            Gross         Gross
                                          Unrealized    Unrealized    Estimated
                              Amortized     Holding       Holding       Fair
                                Cost         Gains        Losses        Value
                                ----         -----        ------        -----


         GNMA...........     $5,227,000    $113,000    $   82,000    $5,258,000

         FNMA...........      1,049,000      75,000          --       1,124,000

         FHLMC..........        806,000      63,000          --         869,000
                             ----------    --------    ----------    ----------

                             $7,082,000    $251,000    $   82,000    $7,251,000
                             ==========    ========    ==========    ==========

         Maturities of the individual securities ranged from 2009 to 2024 and the coupon rates ranged from 7 to 10 percent per annum.



4.       Rental Properties

         Rental properties at cost at December 31, 1996 are summarized as follows:

             Land...................................          $   7,145,000
             Buildings and improvements.............              7,653,000
             Accumulated depreciation...............             (1,286,000)
                                                              --------------

             Total..................................          $  13,512,000
                                                              =============

         In June 1997, the Fund reclassified all the remaining Rental Properties as Real Estate Held for Sale (see Note 5).

5.       Real Estate Held for Sale

         In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. Two of the stores were subsequently sold in the fourth quarter of 1996 and thirteen were sold in 1997 (see
         Note 9). The remaining one store (Rubidoux National Convenience Store) and fourteen stores were classified as Real Estate Held for Sale at December 31, 1997 and 1996 respectively. The lease income from the fourteen  stores  for  1997,  1996 and 1995 was  $1,238,000  (including deferred lease income recognized of $151,000), $1,536,000 (including deferred lease income recognized of $212,000) and $1,536,000 (including deferred lease income recognized of $238,000), respectively.

         Depreciation was $106,000 for the six months ended June 30, 1996, and $212,000 for 1995. No depreciation was provided for 1997 or for the six months ended December 31, 1996. The Fund expects to sell the Rubidoux National Convenience Store in 1998.

         As a result of the Board of Directors' decision to proceed with an orderly liquidation of the Fund, as of June 30, 1997, the remaining Rental Properties owned by the Fund (Haverty's Furniture Store, Wickes Furniture Store and the Pearle Express Store) were classified as Real Estate Held for Sale in accordance with SFAS 121. Haverty's Furniture Store and Wickes Furniture Store were subsequently sold in the fourth quarter (see Note 9). The Pearle Express Store is classified as Real Estate Held for Sale at December 31, 1997. The lease income from these properties in 1997, 1996 and 1995 was $1,814,000 (including deferred lease income recognized of $79,000), $1,931,000 (including deferred lease income recognized of $162,000), and $1,760,000 respectively.
         Depreciation was $128,000 for the six months ended June 30, 1997 and $255,000 for 1996 and 1995. No depreciation was provided for the six months ended December 31, 1997.

         In accordance with SFAS 121, an impairment provision of $42,000 was recorded in 1997 to reduce the carrying value of the Pearle Express Store to its estimated fair market value less cost to sell. Lease income for this property totaled $119,000 and expenses were immaterial for 1997.

6.       Other Accounts Payable and Accrued Liabilities

         In the fourth quarter of 1997, the Fund's Board of Directors approved the purchase of a directors and officers' liability insurance policy at a cost of $274,000. This amount was recorded as an accrual in the 1997 financial statements and was subsequently paid in January, 1998. The insurance covers the period from inception of the Fund's operations to six years after sale of the Fund's last property. As the premium is non-refundable and most of the Fund's assets have been liquidated as of December 31, 1997, the entire premium was expensed in 1997.

7.       Contingencies and Major Tenant Developments

         In 1997, in connection with the marketing of the convenience stores, the Fund commissioned Phase I Environmental Site Assessments which revealed that Circle K, the tenant of the Rubidoux National Convenience Store property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. It is estimated that the total cost to cure the contamination will not exceed $120,000. Per the terms of the lease, the lessee was required to notify the Fund at the time of discovery and to promptly remediate the problem but no such action was taken. The Advisor has been assured by Circle K that it will indemnify both the Fund and any purchaser of the property. The Fund is currently in negotiations with the tenant for adequate indemnification and security, as required under the terms of the lease. With this indemnification, the Fund believes that the contamination, as it is now defined, will not materially adversely affect an ultimate sales price. Marketing efforts for the property continue.

         National Convenience Stores ("NCS") was the seller and lessee of 19 properties operated as Stop N Go convenience stores acquired by the Fund. In December 1991, NCS filed a petition with the U.S. Bankruptcy Court in Houston, Texas for reorganization under Chapter 11 of the federal Bankruptcy Code. Its reorganization plan was confirmed by the Court and became effective in March 1993. The Fund filed a claim with the Bankruptcy Court and reached a settlement with NCS. As payment for the claim, the Fund has received cash as well as shares of NCS common stock which were subsequently sold. In August, 1997, the Fund received $76,000 in lieu of 2,638 shares of NCS common stock plus accrued interest. Total compensation received to date by the Fund in connection with the settlement approximates $338,000.

         Phar-Mor, a former lessee of one property, filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1992 and rejected the Fund's lease effective May 15, 1993. The Fund filed claims in the bankruptcy proceeding totaling $794,000. In December 1994, Phar-Mor filed in the proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250, consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of the reorganization plan of Phar-Mor. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which called for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor to satisfy its administrative claim and agreed to settle its remaining outstanding lease rejection claim for approximately $629,000. The settlement was approved by the Bankruptcy Court in January 1997. To satisfy the claim, in March 1997, the Fund received 1,058 shares of stock and 881 warrants which were sold in June 1997 for $7,000.

8.       General and Administrative

         According to Section 6.3 of the Fund's Bylaws, Operating Expenses (as defined) may not exceed the greater of (a) 2 percent of the Average of Invested Assets for that year or (b) 25 percent of the Net Income of the Fund (as defined) for that year, unless a majority of the Independent Directors find this excess justified. In 1997, Operating Expenses did exceed 2 percent of the Fund's Average of Invested Assets and 25 percent of the Fund's Net Income. It was determined unanimously by the Independent Directors that the excess was justified based on the reduction in the amount of the Fund's Invested Assets and Net Income as a result of the ongoing liquidation of the Fund's properties while the Fund's expenses had not declined proportionately.

9.       Sale of Rental Properties

         In December 1997 the Fund sold Wickes Furniture Store located in Torrance, California for $7,550,000. After payment of expenses of sale of $255,000 (including real estate commissions of $227,000 paid to outside brokers), the proceeds to the Fund were $7,295,000. The carrying value at the time of sale was $8,846,000 (including $241,000 deferred lease income receivable), resulting in a loss of $1,551,000.

         In December 1997 the Fund sold the Circle K store (originally Stop N Go Store #2406) located in Marietta, Georgia for $1,228,000. After payment of expenses of sale of $68,000 (including real estate commissions of $49,000 paid to outside brokers), the proceeds to the Fund were
         $1,160,000. The carrying value at the time of sale was $1,169,000 (including $73,000 deferred lease income receivable), resulting in a loss of $9,000.

         In December 1997 the Fund sold the Circle K store (originally Stop N Go Store #2374) located in Placentia, California for $1,417,0000. After payment of expenses of sale of $76,000 (including real estate commissions of $57,000 paid to outside brokers), the proceeds to the Fund were $1,341,000. The carrying value at the time of sale was $917,000 (including $56,000 deferred lease income receivable), resulting in a gain of $424,000.

         In December 1997 the Fund sold the Circle K store (originally Stop N Go Store #2065) located in Fontana, California for $1,417,0000. After payment of expenses of sale of $75,000 (including real estate commissions of $57,000 paid to outside brokers), the proceeds to the Fund were $1,342,000. The carrying value at the time of sale was $890,000 (including $56,000 deferred lease income receivable), resulting in a gain of $452,000.

         In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #285 located in Fort Worth, Texas for $636,000. After payment of expenses of sale of $42,000 (including real estate commissions of $25,000 paid to outside brokers), the proceeds to the Fund were $594,000. The carrying value at the time of sale was $790,000 (including $38,000 deferred lease income receivable), resulting in a loss of $196,000.

         In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #308 located in Grand Prairie, Texas for $1,004,000. After payment of expenses of sale of $59,000 (including real estate commissions of $40,000 paid to outside brokers), the proceeds to the Fund were $945,000. The carrying value at the time of sale was $764,000 (including $40,000 deferred lease income receivable), resulting in a gain of $181,000.

         In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #1322 located in Kennedale, Texas for $991,000. After payment of expenses of sale of $57,000 (including real estate commissions of $40,000 paid to outside brokers), the proceeds to the Fund were $934,000. The carrying value at the time of sale was $899,000 (including $39,000 deferred lease income receivable), resulting in a gain of $35,000.

         In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #1386 located in San Antonio, Texas for $841,000. After payment of expenses of sale of $49,000 (including real estate commissions of $34,000 paid to outside brokers), the proceeds to the Fund were $792,000. The carrying value at the time of sale was $922,000 (including $50,000 deferred lease income receivable), resulting in a loss of $130,000.

         In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #328 located in San Antonio, Texas for $834,000. After payment of expenses of sale of $49,000 (including real estate commissions of $33,000 paid to outside brokers), the proceeds to the Fund were $785,000. The carrying value at the time of sale was $902,000 (including $49,000 deferred lease income receivable), resulting in a loss of $117,000.

         In October 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Haverty's Furniture Store located in Plano, Texas for $4,425,000. After payment of expenses of sale of $194,000 (including a real estate commission of $154,000 paid to an outside broker), the proceeds to the Fund were $4,231,000. The carrying value at the time of sale was $3,822,000 resulting in a gain of $409,000.

         In July 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #2378 located in Arlington, Texas for $1,413,000. After payment of expenses of sale of $110,000 (including a real estate commission of $81,000 paid to an outside broker), the proceeds to the Fund were $1,303,000. The carrying value at the time of sale was $1,408,000 (including $73,000 deferred lease income receivable), resulting in a loss of $105,000.

         In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #3571 located in Sealy, Texas for $265,000. After payment of expenses of sale of $28,000 (including real estate commissions of $16,000 paid to outside brokers), the proceeds to the Fund were $237,000. The carrying value at the time of sale was $303,000 (including $9,000 deferred lease income receivable), resulting in a loss of $66,000.

         In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #655 located in Dallas Texas for $1,392,000. After payment of expenses of sale of $103,000 (including a real estate commission of $80,000 paid to an outside broker), the proceeds to the Fund were $1,289,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable), resulting in a gain of $574,000.

         In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #3592 located in Texas City, Texas for $135,000. After payment of expenses of sale of $23,000 (including real estate commissions of $8,000 paid to outside brokers), the proceeds to the Fund were $112,000. The carrying value at the time of sale was $272,000 (including $7,000 deferred lease income receivable), resulting in a loss of $160,000.

         In February 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #3583 located in Clute, Texas for $264,000. After payment of expenses of sale of $29,000 (including real estate commissions of $16,000 paid to outside brokers), the proceeds to the Fund were $235,000. The carrying value at the time of sale was $373,000 (including $9,000 deferred lease income receivable), resulting in a loss of $138,000.

         In December 1996 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #3755 located in Houston, Texas for $1,410,000. After payment of expenses of sale of $100,000 (including real estate commissions of $81,000 paid to outside brokers) the proceeds received by the Fund were $1,310,000. The carrying value at the time of sale was $1,587,000 (including $38,000 deferred lease income receivable), resulting in a loss of $277,000.

         In November 1996 the Fund sold the Circle K store (originally Stop N Go Store #674) located in Rancho Cucamonga, California for $1,650,000. After payment of the expenses of sale of $103,000 (including real estate commissions of $93,000 paid to outside brokers) the proceeds received by the Fund were $1,547,000. The carrying value at the time of sale was $1,038,000 (including $37,000 deferred lease income receivable) resulting in a gain of $509,000.

         In July 1996 the Fund sold the Pearle Express Store located in Orland Park, Illinois for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were $988,000. The carrying value at the time of sale was $1,034,000 resulting in a loss of $46,000.

         In June 1996 the Fund sold the Sam's Club property located in Menomonee Falls, Wisconsin for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were $4,709,000. The carrying value at the time of sale was $4,135,000 resulting in a gain of $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. The tenant subsequently claimed that the work specified was beyond the requirements under the original lease. The tenant will complete the work to the extent required under the lease, and the remainder will be completed and paid for from the escrowed funds. Once the work is complete, any remaining funds from the escrow account will be released to the Fund. As of December 31 1997, it was estimated that $72,000 of the construction work would be paid from the escrowed funds. This amount was recognized in 1997 as a reduction of the previously recognized gain on sale.

         In March 1995 the Fund sold the former Phar-Mor building located in Franklin Township, Ohio for $3,050,000. After payment of the estimated expenses of sale of $126,000 (including real estate commissions of $91,000 paid to outside brokers) the proceeds received by the Fund were $2,924,000. The carrying value at the time of sale was $2,798,000 (net of the $780,000 provision for impairment of value recognized in 1993), resulting in a net gain on sale of $126,000.

10.      Subsequent Events

         On March 3, 1998, the Fund sold the Pearle Express Store located in Morrow, Georgia for $1,005,000. After payment of the estimated expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers) the proceeds received by the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in an estimated net loss on sale of $14,000.

         On January 12, 1998, the Fund paid a dividend of $17,385,000 to Shareholders of record at December 31, 1997.

                                                                                                                  SCHEDULE III

                                                  METRIC INCOME TRUST SERIES, INC.,
                                                      a California corporation

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996


                            All amounts in thousands
                                     COLUMNS
       A                     B                 C                         D                     E              F          G
------------------------------------------------------------------------------------------------------------------------------
                          Initial     Cost capitalized sub-   Gross amount at which
                       Cost to Fund  sequent to acquisition carried at close of period(1)
                                                                    Buildings
                           Buildings                                   and                                  Date
                              and      Improve- Carrying             Improve-             Accumulated      of con-    Date ac-
  Description        Land Improvements  ments    Costs      Land      ments      Total  depreciation(2)   struction    quired
  -----------        ---- ------------  -----    -----      ----      -----      -----  --------------    ---------    ------
Pearle Express
Store
Morrow, GA         $  333    $  838      $--     $ --      $  333    $  838    $ 1,171      $  200          1977        11/89
Wickes
Furniture Store
Torrance, CA
                    5,801     3,740       --       --       5,801     3,740      9,541         873          1988        01/90
Haverty's
Furniture Store
Plano, TX
                    1,011     3,072        3       --       1,011     3,075      4,086         213          1988        12/94
                   ------    ------      ---     ------    ------    ------    -------      ------       -------       ------
Total              $7,145    $7,650      $ 3     $ --     $ 7,145    $7,653    $14,798      $1,286
                   ======    ======      ===     ======    ======    ======    =======      ======


(1)    The aggregate cost for Federal income tax purposes is $14,798,000.
(2)    Depreciation is computed on life of thirty years.

                                                                    SCHEDULE III

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997

Land, Buildings, and Improvements

Balance, January 1, 1995                                         $ 39,527,000
Property Acquisitions (initial cost to Fund)                           28,000
Improvements capitalized subsequent to acquisition                     31,000
Cost of property and improvements sold                             (3,832,000)
Property reclassified to real estate held for sale                 (4,865,000)
                                                                 ------------

Balance, December 31, 1995                                         30,889,000
Cost of property and improvements sold                             (1,255,000)
Property reclassified to real estate held for sale                (14,836,000)
                                                                 ------------

Balance, December 31, 1996                                         14,798,000
Cost of property and improvements sold                            (13,627,000)
Property reclassified to real estate held for sale                 (1,171,000)
                                                                 ------------

Balance, December 31, 1997                                       $       --
                                                                 ============

Accumulated Depreciation

Balance, January 1, 1995                                         $  3,988,000
Additions charged to expense                                          652,000
Accumulated depreciation on improvements sold                        (346,000)
Provision on property sold                                           (780,000)
Accumulated depreciation on property reclassified
 to real estate held for sale                                        (730,000)
                                                                 ------------

Balance, December 31, 1995                                          2,784,000
Additions charged to expense                                          397,000
Accumulated depreciation on improvements sold                        (221,000)
Accumulated depreciation on property reclassified
 to real estate held for sale                                      (1,674,000)
                                                                 ------------

Balance, December 31, 1996                                          1,286,000
Additions charged to expense                                          128,000
Accumulated depreciation on improvements sold                      (1,200,000)
Accumulated depreciation on property reclassified
 to real estate held for sale                                        (214,000)
                                                                 ------------

Balance, December 31, 1997                                       $       --
                                                                 ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Information with respect to directors and executive officers of the Registrant in Item 10 and the information required by Items 11 - 13 is incorporated by reference to the proxy material of the Registrant in connection with its Annual Meeting of Shareholders scheduled for June 1998.

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

(b) The following reports on Form 8-K were required to be filed during the last quarter covered by this Report:

        On October 10, 1997, a Report was filed on Form 8-K reporting on the sale of the Fund's portfolio of mortgage-backed securities. On November 3, 1997, a Report was filed on Form 8-K reporting the disposition of Haverty's Furniture store in Plano, Texas. On November 11, 1997 a Report was filed on Form 8-K including additional information concerning the disposition of the Fund's Arlington (Green Oaks Blvd.) convenience store property, originally reported in the Form 10-Q filed November 12, 1997. On January 5, 1998, subsequent to the close of the `quarter, a Report was filed on Form 8-K reporting the disposition of eight of the Fund's convenience store properties (five stores in Texas, one in Georgia, and two in California). On January 9, 1998, subsequent to the close of the quarter, a Report was filed on Form 8-K reporting the disposition of the Fund's Wickes Furniture store in Torrance, California. On January 12, 1998 a Report was filed on Form 8-K including a letter from the Registrant to its shareholders. On February 27, 1998, subsequent to the close of the quarter, the Form filed on January 5, 1998 was amended to include additional information concerning the disposition of the properties. On March 10, 1998, the Form filed on November 3, 1997 was amended to include additional information concerning the disposition of the property.

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

    10.18 First Amendment, dated March 31, 1997, to lease between the Registrant and Pearle, Inc. dated May 4, 1988.

    10.19 Eighth Amendment to Advisory Agreement dated as of April 1, 1997, between the Fund and SSR Realty Advisors, Inc.

    10.20 Earnest Money Contracts for Stop N Go Stores located in Clute, Sealy, and Dallas, Texas, dated February 10, 1997, February 18, 1997, and February 7, 1997, respectively, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 14, 1997, as amended on Form 8-K/A, filed with the Commission on April 18, 1997.

    10.21 Earnest Money Contract for Stop N Go Store located in Texas City, Texas, dated March 13, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 11, 1997, as amended on Form 8-K/A, filed with the Commission on April 18, 1997.

    10.22 Earnest Money Contract for Stop N Go Store located in Arlington, Texas, dated June 5, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 10, 1997.

    10.23 Earnest Money Contract for Stop N Go Stores located in San Antonio (Fredericksburg Blvd. and Babcock Road), Arlington (Kennedale - No. Little School Road), Grand Prairie, and Fort Worth, Texas, dated October 31, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on January 5, 1998, as amended on Form 8-K/A, filed with the Commission on February 27, 1998.

    10.24 Earnest Money Contract for Stop N Go Stores located in Marietta, Georgia; Placentia and Fontana, California, dated October 31, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on January 5, 1998, as amended on Form 8-K/A, filed with the Commission on February 27, 1998.

    10.25 Earnest Money Contract for Haverty's Furniture Store located in Plano, Texas, dated September 2, 1997, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 3, 1997, as amended on Form 8-K/A, filed with the Commission on March 10, 1998.

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

    20.3 Letter dated September 26, 1997 from Registrant to its Shareholders. Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on September 26, 1997.

    20.4 Letter dated January 12, 1998 from Registrant to its Shareholders. Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on January 12, 1998.

    20.5       Letter   dated   February  27,  1998   from  Registrant  to   its
               Shareholders regarding reimbursement of expenses.

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

                                         REGISTRANT

                                         METRIC INCOME TRUST SERIES, INC.,
                                         a California corporation



                                         By:   /s/ Thomas P. Lydon
                                               -------------------------------
                                               Thomas P. Lydon
                                               President, Chairman of the Board,
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


                                         Date: March 31, 1998
                                               --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:    /s/William A. Finelli             By:   /s/ Robert M. Rouse
       --------------------------              -------------------------
       William A. Finelli                      Robert M. Rouse
       Director                                Director




By:    /s/ William G. Moeckel, Jr.       By:   /s/ William F. Garlock
       ---------------------------             -------------------------
       William G. Moeckel, Jr.                 William F. Garlock
       Director                                Director



Date:   March 31, 1998
        --------------------------