Form 10-Q
period 1998-03-31
METRIC INCOME TRUST SERIES INC
filed 1998-05-15
CIK 846722

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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
Yes _X_  No ___

Shares of common stock outstanding as of March 31, 1998:  6,321,641

================================================================================

                                     PART 1

                              FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     March 31,      December 31,
                                                       1998             1997
                                                       ----             ----

ASSETS

Cash and Cash Equivalents                          $  2,948,000    $ 19,762,000
Accounts and Interest Receivable                         60,000          65,000
Investment in Mortgage-Backed Securities              1,988,000             -

Real Estate Held for Sale                               828,000       1,744,000
Prepaid and Other Assets                                 59,000          54,000
                                                   ------------    ------------

     Total Assets                                  $  5,883,000    $ 21,625,000
                                                   ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                                  $        -      $ 17,385,000
Payable to Sponsor and Affiliates                        10,000          50,000
Other Accounts Payable and Accrued Liabilities        2,013,000         326,000
                                                   ------------    ------------

    Total Liabilities                                 2,023,000      17,761,000
                                                   ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
Common Stock - no par value, stated at
   $0.001, 12,250,000 Shares authorized
   and 6,321,641 Shares issued and outstanding            6,000           6,000
Additional Paid-in Capital                           55,200,000      55,200,000
Accumulated Dividends in Excess of Net Income       (51,346,000)    (51,342,000)
                                                   ------------    ------------

   Total Shareholder's Equity                         3,860,000       3,864,000
                                                   ------------    ------------

   Total Liabilities and Shareholder's Equity      $  5,883,000    $ 21,625,000
                                                   ============    ============

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               For the Three Months Ended
                                                       March 31,
                                             ------------------------------
                                                  1998             1997
                                                  ----             ----

Revenues:
Lease Income                                   $   45,000      $  853,000
Interest on mortgage-backed securities                -           138,000
Interest Income                                    61,000          19,000
                                               ----------      ----------
     Total Revenues                               106,000       1,010,000
                                               ----------      ----------

Expenses:
Depreciation                                          -            64,000
General and administrative                         86,000         151,000
                                               ----------      ----------
     Total Expenses                                86,000         215,000
                                               ----------      ----------

Income Before Net Gain (Loss) on Sale
   of Properties                                   20,000         795,000

Gain (Loss) on Sale of Properties - Net           (24,000)        212,000
                                               ----------      ----------

Net Income (Loss)                              $   (4,000)     $1,007,000
                                               ==========      ==========

Net Income per Share:
Income before net gain (loss) on sale of
   properties                                  $      -        $     0.13
Gain (loss) on sale of properties - net               -              0.03
                                               ----------      ----------

     Net Income per Share                      $      -        $     0.16
                                               ==========      ==========

Dividends per Share                            $      -        $     0.46
                                               ==========      ==========

          See notes to consolidated financial statements (unaudited).


                                                METRIC INCOME TRUST SERIES, INC.,
                                                     a California corporation

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                      For the Three Months Ended March 31, 1998 and 1997



                                                                                                          Unrealized
                                                                                                            Holding
                                                                                                          Gain/(Loss)
                                               Common Stock            Additional     Accumulated      on Investment in
                                               ------------             Paid-in   Dividends in Excess  Mortgage-Backed
                                          Shares           Amount        Capital      of Net Income     Securities - Net    Total
                                          ------           ------        -------      -------------     ----------------    -----
Balance, January 1, 1998                 6,321,641      $     6,000     $55,200,000    $(51,342,000)       $     -      $ 3,864,000

Income Before Loss on Sale of
      Properties                                                                             20,000                          20,000

Loss on Sale of Properties                                                                  (24,000)                        (24,000)
                                        ----------      -----------     -----------    ------------        --------     -----------

Balance, March 31, 1998                  6,321,641      $     6,000     $55,200,000    $(51,346,000)       $     -      $ 3,860,000
                                        ==========      ===========     ===========    ============        ========     ===========


Balance, January 1, 1997                 6,321,641      $     6,000     $55,200,000    $(23,521,000)       $170,000     $31,855,000

Unrealized Holding Loss on
      Investment in Mortgage-Backed
      Securities - Net                                                                                     (122,000)       (122,000)

Income Before Net Gain on Sale of
      Properties                                                                            795,000                         795,000

Gain on Sale of Properties - Net                                                            212,000                         212,000

Dividends Declared                                                                       (2,900,000)                     (2,900,000)
                                        ----------      -----------     -----------    ------------        --------     -----------

Balance, March 31, 1997                  6,321,641      $     6,000     $55,200,000    $(25,414,000)       $ 48,000     $29,840,000
                                        ==========      ===========     ===========    ============        ========     ===========

                                  See notes to consolidated financial statements (unaudited).


                                                         Page 4 of 12

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   For the Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                     1998              1997
                                                     ----              ----

 Operating Activities

Net Income (Loss)                                $     (4,000)   $  1,007,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                         --            62,000
   (Gain) loss on sale of properties - net             24,000        (212,000)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts and
      interest receivable                               5,000         (58,000)
    Decrease in prepaid and other assets                1,000           1,000
    Decrease in payable to sponsor and affiliates     (40,000)           --
    Decrease in other accounts payable and
        accrued liabilities                          (301,000)        (29,000)
                                                  ------------    ------------
Net cash provided (used) by operating activities     (315,000)        771,000
                                                  ------------    ------------
Investing Activities

Principal payments received on mortgage-backed
 securities                                              --           339,000
Proceeds from sale of properties                    1,005,000       2,056,000
Cash used for selling costs of properties            (119,000)       (212,000)
                                                  ------------    ------------
Net cash provided by investing activities             886,000       2,183,000
                                                  ------------    ------------

Financing Activities

Dividends paid to Shareholders                    (17,385,000)     (3,888,000)
                                                  ------------    ------------
Cash used by financing activities                 (17,385,000)     (3,888,000)
                                                  ------------    ------------

Decrease in Cash and Cash Equivalents             (16,814,000)       (934,000)
Cash and Cash Equivalents at beginning of
 period                                            19,762,000       3,781,000
                                                  ------------    ------------
Cash and Cash Equivalents at End of Period       $  2,948,000    $  2,847,000
                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Purchase of mortgage-backed securities - see Note 7


          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Reference to 1997 Audited Consolidated Financial Statements

      These unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1997 audited consolidated financial statements.

      The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.    Transactions with Advisor and Affiliates

      In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                                        1998        1997
                                                        ----        ----

      Reimbursement of administrative expenses        $ 44,000    $ 50,000
      Securities management fee                            -         9,000
      Advisory fee                                         -        46,000
                                                      --------    --------

      Total                                           $ 44,000    $105,000
                                                      ========    ========

      The securities management fee was earned by State Street Research & Management Company, an affiliate of the Advisor.

      The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994, are calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees are payable in full only if the Fund makes annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution. To the extent that the dividend paid for a calendar quarter is less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor will be proportionately reduced. No dividends were paid for the first quarter of 1998; therefore no advisory fee was earned. In February 1998, the Independent Directors approved the renewal of the term of the Advisory Agreement to December 31, 1998 with flat fees of $25,000 per quarter to be paid to the Advisor with the quarter commencing April 1, 1998.

3.    Net Income per Share

      Net income per share is based upon 6,321,641 shares outstanding.

4.    Contingencies and Major Tenant Developments

      In 1997, in connection with the marketing of the convenience stores, the Fund commissioned Phase I Environmental Site Assessments which revealed that Circle K, the tenant of the Rubidoux National Convenience Store property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. It is estimated that the total cost to cure the contamination will not exceed $120,000. Per the terms of the lease, Circle K was required to notify the Fund at the time of discovery and to promptly mitigate the problem but no such action was taken. The Advisor has been assured by Circle K that it will indemnify both the Fund and any purchaser of the property. The Fund has negotiated the specific terms of this indemnification with Circle K, and in April 1998 received an executed Indemnity Letter from Circle K. With this indemnification, the Advisor believes that the contamination, as it is now defined, will not materially adversely affect an ultimate sales price. Marketing efforts for the property have been reinitiated.

5.    Sale of Rental Properties

      In the first quarter of 1998, additional expenses of sale were paid and a loss on sale totaling $10,000 was recognized for the following properties which were sold in December of 1997: the National Convenience Stores located in Placentia, California, Marietta Georgia, and Fort Worth and San Antonio, Texas and the Wickes Furniture Store located in Torrance, California.

      In March 1998, the Fund sold the Pearle Express Store located in Morrow, Georgia for $1,005,000. After payment of expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers), the proceeds received by the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in a net loss on sale of $14,000.

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

6.    Real Estate Held for Sale

      In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas and all the National Convenience Stores were classified as Real Estate Held for Sale at that time. As a result of the Board of Directors' decision to proceed with an orderly liquidation of the Fund, the remaining Rental Properties owned by the Fund were classified as Real Estate Held for Sale as of June 30, 1997. The Fund's remaining one property (at March 31, 1998) and two properties (at December 31, 1997) are classified as Real Estate Held for Sale.

      Pursuant to FAS 121, real estate held for sale is presented at the lower of carrying value or fair market less estimated cost to dispose. No further depreciation is provided after properties are classified as Real Estate Held for Sale.

7.    Mortgage-Backed Securities

      On March 31, 1998, the Fund purchased mortgage-backed securities of the Government National Mortgage Association ("GNMA"). The securities have a par value of $2,003,000 and were purchased at a $15,000 discount for a net purchase price of $1,988,000. The coupon rate is 6.5% per annum and the repayment period terminates in 2024. The trade settled in April 1998; therefore the purchase price is shown as an Accounts Payable at March 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

Properties

A description of the properties in which the Fund or its subsidiary has held an ownership interest follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                         PROPERTY AND OCCUPANCY SUMMARY

                                                             Occupancy Rate %
                                                 Date of       at March 31,
                                       Size     Purchase    1998         1997
                                       ----     --------    ----         ----

Pearle Express Store
    Morrow, Georgia ...........         (1)       11/89       --         100
National Convenience Stores (2)         (1)       11/89      100         100
Wickes Furniture Store
    Torrance, California ......    51,000 sq. ft. 01/90       --         100
Haverty's Furniture Store
    Plano, Texas ..............    55,000 sq. ft. 12/94       --         100

----------------

(1) For details of individual properties, see Part I, Item 2 of the Form 10-K Report filed for 1997.
(2) To date the Fund has sold all but one of its original portfolio of nineteen convenience stores.


Results of Operations

Income before net gain (loss) on sale of properties decreased $775,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to the sale of fifteen of the Fund's properties and the mortgage-backed securities portfolio in 1997. As a result of the sale of fifteen of the Fund's properties in 1997 and the Pearle Express Store located in Morrow, Georgia on March 3, 1998, lease income decreased by $808,000 in the first quarter of 1998 compared to the same period in 1997. There was no interest on mortgage-backed securities in the first quarter of 1998 compared to $138,000 for the same period in 1997 due to the sale of the mortgage-backed securities portfolio in the third quarter of 1997. However, other interest income increased by $42,000 in the first quarter of 1998 compared to the same period in 1997 due to the interest earned on the proceeds from the sale of properties in October and December of 1997 and from the sale of the Pearle Express Store on March 3, 1998.

There was no depreciation expense in the first quarter of 1998 compared to $64,000 for the same period in 1997 due to the sale or reclassification to Real Estate Held for Sale of all assets which were depreciated in the first quarter of 1997. (See Note 6 to the consolidated financial statements).

General and Administrative expenses decreased by $65,000 in the first quarter of 1998 compared to the same period in 1997, primarily due to the fact that no advisory or securities management fees were paid for the first quarter of 1998 (see note 2 to the consolidated financial statements).

As discussed in Note 5 to the consolidated financial statements, the Fund sold the Pearle Express Store in Morrow, Georgia in March 1998 resulting in a loss on sale of $14,000 and paid additional expenses of sale for properties sold in December 1997, resulting in a loss on sale recognized in the first quarter of 1998 of $10,000.

The Fund's operations have been primarily dependent upon the overall financial condition and creditworthiness of the lessees of its real estate properties. The Fund's single remaining property, operated as a Circle K store, experiences competition from other similar establishments in its market.

Circle K currently makes lease payments for the Fund's remaining store which it operates as the result of an exchange transaction in the second quarter of 1994; however, NCS remains financially liable for the lease. Diamond Shamrock, Inc. ("DSI") purchased the outstanding stock of NCS in December 1995 and NCS became a wholly-owned subsidiary of DSI. In late 1996 DSI merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation ("UDS").

In August 1996 the Board of Directors approved a sales strategy for the Fund's remaining convenience stores and in November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997, and the Stop N Go Store located in Arlington (Green Oaks Blvd.), Texas in July 1997 (see Note 5 to the consolidated financial statements). In December 1997 the Fund sold the stores located in Marietta, Georgia; Placentia and Fontana, California; Fort Worth, Grand Prairie, Arlington (Kennedale), and San Antonio (Babcock Road and Fredericksburg Blvd. locations), Texas. The Fund remains the owner of one convenience store property, operated as Circle K. In connection with the marketing MITS had commissioned Phase I
Environmental Site Assessments which revealed that Circle K, the tenant of the Rubidoux property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify MITS at the time of discovery and to promptly remediate the property but no such action was taken. The Advisor notified Circle K of its default and asserted the rights and remedies under the lease, including indemnification for the Fund. Circle K agreed that it would indemnify both MITS and any purchaser of the property. The Fund has received the final Indemnity Letter from Circle K, and has reinitiated marketing efforts.

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

In the second quarter of 1997 the Board of Directors approved a sales strategy for the Fund's Haverty's Furniture Store in Plano, Texas and the remaining Pearle Express Store in Morrow, Georgia, and in the third quarter approved remarketing the Wickes Furniture Store in Torrance, California. Haverty's was sold in October 1997 and Wickes was sold in December 1997. The Pearle Express - Morrow, Georgia location was sold in March 1998.

As previously reported, in September 1997, the Advisor was instructed by the Board of Directors to liquidate the Fund's holdings in mortgage-backed securities. These securities were sold in the third quarter of 1997. The Fund has invested cash reserved from sales in the fourth quarter of 1997, in mortgage-backed securities, and intends to invest the bulk of the proceeds from the sale of the Pearle Express - Morrow, Georgia location, in mortgage-backed securities.

Fund Liquidity and Capital Resources

The Fund intends to meet its cash needs from cash flow generated by its remaining property and securities that it acquires and holds. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The level of cash distributions to Shareholders through 1998 will be sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities, from capital gains from the sale of securities, and from property sale proceeds.

In July 1996, Shareholders were informed that in June 1996 the Board of Directors unanimously voted to proceed with the orderly liquidation of the Fund's assets over the next several years and to terminate the Dividend Reinvestment Plan ("DRP") and Liquidity Option Program ("LOP") for dividends payable after August 15, 1996. The Board of Directors believed that with the implementation of a formal disposition strategy, the Plan was no longer a viable investment purchase/liquidation vehicle. The Fund's regular quarterly dividend for the second quarter of 1996 was the final dividend for which the DRP/LOP was effective.

The Fund's Advisor has continued to provide, on a quarterly basis, an estimated net asset value per Share for the Shares of MITS, utilizing the methodology previously employed to determine the DRP Share purchase price. The estimated net asset value per Share as of March 31, 1998 has been determined to be $0.597. The property value utilized in the calculation was based on the estimated net proceeds assuming the remaining property is at its asking price. The value utilized for this property does not necessarily reflect the proceeds that the Fund would ultimately receive upon the sale of the asset. The estimated net asset value per Share has remained unchanged from that determined as of December 31, 1997, as the Fund's asset base has not materially changed since that time.

First Quarter of 1998

The Fund, after taking into account lease income, other interest income and general and administrative expenses, and realized loss on sale, experienced negative results from operations for the period.

As presented in the Consolidated Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities and from proceeds from sale of a property, and used for expenses incurred in the sales of properties. Cash was used by financing activities for dividends paid to Shareholders.

As approved by the Board of Directors in the third quarter of 1995, the Fund marketed for sale the Pearle Express location in Morrow, Georgia through the second quarter of 1996; however, due to the short term of the existing lease, no viable offers were received and the property was removed from the market. Subsequently, the Advisor successfully negotiated an extension to the lease, and in March 1997 Pearle, Inc. signed an amendment providing for an extension of eight years in exchange for a blending of the remaining lease obligations with current market rates. Pursuant to a decision by the Board of Directors, the Advisor again marketed the property for sale in the third quarter of 1997. On March 3, 1998 the property was sold for $1,005,000. After the payment of the expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers) the proceeds to the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in a net loss on sale of $14,000.

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

Item 6.    Exhibits and Reports on Form 8-K.

           a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the Form 8-K Report filed on January 5, 1998 reporting the disposition of eight of the Fund's convenience store properties; the Form 8-K Report filed on January 9, 1998 reporting the disposition of the Fund's Wickes Furniture Store; the Form 8-K Report filed on January 12, 1998 including a letter from the Registrant to its Shareholders, and the Form 8-K Report filed on March 13, 1998 reporting the disposition of the Pearle Express Store in Morrow, Georgia. On February 12, 1998 the Form 8-K filed on January 5, 1998 was amended to include additional information concerning the disposition of the properties. On March 10, 1998 the Form filed by the Registrant on November 3, 1997, concerning the disposition of Haverty's Furniture Store, was amended to include additional information regarding the disposition.

           b) List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                10.26      Ninth  Amendment  to Advisory  Agreement  dated as of
                           April 1, 1998, between the Fund and SSR Realty Advisors, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California corporation


                                    By:     /s/ William A. Finelli
                                            ----------------------
                                            William A. Finelli
                                            Director, Vice President,
                                            Chief Financial Officer,
                                            and Treasurer



                                    Date:   May 15, 1998
                                            ----------------------