Form 10-Q
period 1998-06-30
METRIC INCOME TRUST SERIES INC
filed 1998-08-14
CIK 846722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from                    to
                                      -------------------   --------------------

       Commission file number 0-18294

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
             (Exact name of Registrant as specified in its charter)



              CALIFORNIA                               94-3087630
---------------------------------------     ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

        One California Street
      San Francisco, California                          94111
---------------------------------------     ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Shares of common stock outstanding as of June 30, 1998:  6,321,641.

--------------------------------------------------------------------------------

                                     PART 1

                              FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    June 30,      December 31,
                                                      1998            1997
                                                      ----            ----
ASSETS

Cash and Cash Equivalents                        $    232,000    $ 19,762,000
Accounts and Interest Receivable                       74,000          65,000
Investment in Mortgage-Backed Securities            2,691,000            --

Real Estate Held for Sale                             828,000       1,744,000
Prepaid and Other Assets                               63,000          54,000
                                                 ------------    ------------

     Total Assets                                $  3,888,000    $ 21,625,000
                                                 ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                                $       --      $ 17,385,000
Payable to Sponsor and Affiliates                       3,000          50,000
Other Accounts Payable and Accrued Liabilities         38,000         326,000
                                                 ------------    ------------

    Total Liabilities                                  41,000      17,761,000
                                                 ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
Common Stock - no par value, stated at $0.001,
 12,250,000 Shares authorized and 6,321,641
 Shares issued and outstanding                          6,000           6,000
Additional Paid-in Capital                         55,200,000      55,200,000
Accumulated Dividends in Excess of Net Income     (51,379,000)    (51,342,000)
Unrealized Holding Gain on Investment in
 Mortgage-Backed Securities                            20,000            --
                                                 ------------    ------------

   Total Shareholder's Equity                       3,847,000       3,864,000
                                                 ------------    ------------

   Total Liabilities and Shareholder's Equity    $  3,888,000    $ 21,625,000
                                                 ============    ============


          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                      For the Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Revenues:
Lease income                                         $    71,000    $ 1,647,000
Interest on mortgage-backed securities                    35,000        271,000
Interest and other income                                 73,000         55,000
                                                     -----------    -----------
     Total Revenues                                      179,000      1,973,000
                                                     -----------    -----------

Expenses:
Depreciation                                                --          128,000
General and administrative                               191,000        325,000
Impairment provision for real estate held for sale          --        2,342,000
                                                     -----------    -----------
     Total Expenses                                      191,000      2,795,000
                                                     -----------    -----------

Loss Before Net Gain (Loss) on Sale of Properties        (12,000)      (822,000)

Gain (Loss) on Sale of Properties - Net                  (25,000)       212,000
                                                     -----------    -----------

Net Loss                                             $   (37,000)   $  (610,000)
                                                     ===========    ===========

Net Loss per Share:
Loss before net gain (loss) on sale of properties           --      $     (0.13)
Gain (loss) on sale of properties - net                     --             0.03
                                                     -----------    -----------

     Net Loss per Share                                     --      $     (0.10)
                                                     ===========    ===========

Dividends per Share                                  $      --      $      0.63
                                                     ===========    ===========

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                      For the Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Net loss                                             $   (37,000)   $  (610,000)
Unrealized holding gain (loss) on investment in
 mortgage-backed securities                               20,000         (4,000)
                                                     -----------    -----------
Comprehensive loss                                       (17,000)      (614,000)
                                                     ===========    ===========


          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                     For the Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----
Revenues:
Lease income                                         $    26,000    $   794,000
Interest on mortgage-backed securities                    35,000        133,000
Interest and other income                                 12,000         36,000
                                                     -----------    -----------
     Total Revenues                                       73,000        963,000
                                                     -----------    -----------

Expenses:
Depreciation                                                --           64,000
General and administrative                               105,000        174,000
Impairment provision for real estate held for sale          --        2,342,000
                                                     -----------    -----------
     Total Expenses                                      105,000      2,580,000
                                                     -----------    -----------

Loss Before Net Gain (Loss) on Sale of Properties        (32,000)    (1,617,000)

Loss on Sale of Properties                                (1,000)          --
                                                     -----------    -----------

Net Loss                                             $   (33,000)   $(1,617,000)
                                                     ===========    ===========

Net Loss per Share:
Loss before net gain (loss) on sale of properties           --      $     (0.26)
Loss on sale of properties - net                            --             --
                                                     -----------    -----------

     Net Loss per Share                                     --      $     (0.26)
                                                     ===========    ===========

Dividends per Share                                  $      --      $      0.17
                                                     ===========    ===========

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                     For the Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----
Net loss                                             $   (33,000)   $(1,617,000)
Unrealized holding gain on investment in mortgage-
 backed securities                                        20,000        118,000
                                                     -----------    -----------
Comprehensive loss                                       (13,000)    (1,499,000)
                                                     ===========    ===========


          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                 For the Six Months Ended June 30, 1998 and 1997


                                                                                                         Unrealized
                                                                                                          Holding
                                                                                        Accumulated    Gain/(Loss)on
                                                    Common Stock           Additional   Dividends in    Investment in
                                                    ------------            Paid-in      Excess of     Mortgage-Backed
                                               Shares          Amount       Capital      Net Income    Securities - Net    Total
                                               ------          ------       -------      ----------    ----------------    -----
Balance, January 1, 1998                     6,321,641    $      6,000    $ 55,200,000  $(51,342,000)    $       --    $  3,864,000

Unrealized Holding Gain
  on Investment in Mortgage-Backed
  Securities                                                                                                  20,000   $     20,000

Loss Before Loss on
  Sale of Properties                                                                         (12,000)                       (12,000)

Loss on Sale of Properties                                                                   (25,000)                       (25,000)
                                          ------------    ------------    ------------   ------------    -----------   ------------

Balance, June 30, 1998                       6,321,641    $      6,000    $ 55,200,000   $(51,379,000)   $    20,000   $  3,847,000
                                          ============    ============    ============   ============    ===========   ============





Balance, January 1, 1997                     6,321,641    $      6,000    $ 55,200,000   $(23,521,000)   $   170,000   $ 31,855,000

Unrealized Holding Loss
  on Investment in Mortgage-Backed
  Securities - Net                                                                                            (4,000)        (4,000)

Loss Before Net Gain on
  Sale of Properties                                                                         (822,000)                     (822,000)

Gain on Sale of Properties - Net                                                              212,000                       212,000

Dividends Declared                                                                         (3,967,000)                   (3,967,000)
                                          ------------    ------------    ------------   ------------    -----------   ------------

Balance, June 30, 1997                       6,321,641    $      6,000    $ 55,200,000   $(28,098,000)   $   166,000   $ 27,274,000
                                          ============    ============    ============   ============    ===========   ============


           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----
Operating Activities

Net Loss                                             $   (37,000)   $  (610,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           --          125,000
    Impairment provision for real estate held
      for sale                                              --        2,342,000
    (Gain) loss on sale of properties - net               25,000       (212,000)
    Changes in operating assets and liabilities:
      Increase in accounts and interest receivable        (9,000)      (118,000)
      Decrease in prepaid and other assets                 3,000          2,000
      Decrease in payable to sponsor and affiliates      (47,000)        43,000
      Decrease in other accounts payable and
        accrued liabilities                             (288,000)       (14,000)
                                                    ------------    -----------
Net cash provided (used) by operating activities        (353,000)     1,558,000
                                                    ------------    -----------

Investing Activities

Purchase of mortgage-backed securities                (2,702,000)
Principal payments received on mortgage-backed
  securities                                              31,000        480,000
Proceeds from sale of properties                       1,005,000      2,056,000
Cash used for selling costs of properties               (126,000)      (218,000)
                                                    ------------   ------------
Net cash provided (used) by investing activities      (1,792,000)     2,318,000
                                                    ------------   ------------

Financing Activities

Dividends paid to Shareholders                       (17,385,000)    (6,788,000)
                                                    ------------   ------------
Cash used by financing activities                    (17,385,000)    (6,788,000)
                                                    ------------   ------------

Decrease in Cash                                     (19,530,000)    (2,912,000)
Cash at beginning of period                           19,762,000      3,781,000
                                                    ------------   ------------

Cash at End of Period                               $    232,000   $    869,000
                                                    ============   ============

SUPPLEMETAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized holding gain on investment in mortgage-backed securities - see Note 8 Sale of rental properties - see Note 6


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

2.   Adoption of FASB Statement no. 130

     In 1998, the Fund adopted FASB Statement no. 130, Reporting Comprehensive Income. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Therefore, unrealized holding gains and losses on mortgage-backed securities are now included on the Consolidated Statements of Comprehensive Income or Loss.

3.   Transactions with Advisor and Affiliates

     In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                                           1998           1997
                                                         --------       --------

     Reimbursement of administrative expenses            $ 59,000       $100,000
     Securities management fee                              3,000         17,000
     Advisory fee                                          25,000         89,000
                                                         --------       --------

     Total                                               $ 87,000       $206,000
                                                         ========       ========

     The securities management fee was earned by State Street Research & Management Company, an affiliate of the Advisor.

     The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994 were calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees were payable in full only if the Fund made annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution. To the extent that the dividend paid for a calendar quarter was less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor was proportionately reduced. No dividends were paid for the first quarter of 1998; therefore no advisory fee was earned. In February 1998, the Independent Directors approved the renewal of the term of the Advisory Agreement to December 31, 1998 with flat fees of $25,000 per quarter to be paid to the Advisor with the quarter commencing April 1, 1998.

4.   Net Income per Share

     Net income per Share is based upon 6,321,641 Shares outstanding.

5.   Contingencies and Major Tenant Developments

     In 1997, in connection with the marketing of the convenience stores, the Fund commissioned Phase I Environmental Site Assessments, which revealed that Circle K, the tenant of the Rubidoux National Convenience Store property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. It is estimated that the total cost to cure the contamination will not exceed $120,000. Per the terms of the lease, Circle K was required to notify the Fund at the time of discovery and to promptly mitigate the problem but no such action was taken. The Fund subsequently negotiated the specific terms of an indemnification with Circle K, and is in receipt of an Indemnity Letter executed by Circle K. With this indemnification, the Advisor believes that the contamination as it is now defined, will not materially adversely affect the ultimate sale price. Marketing efforts for the property continue.

6.   Sale of Rental Properties

     In the first half of 1998, additional expenses of sale were paid and a loss on sale totaling $11,000 was recognized for the following properties which were sold in December of 1997: the National Convenience Stores located in Placentia, California, Marietta Georgia, and Fort Worth and San Antonio, Texas and the Wickes Furniture Store located in Torrance, California.

     In March 1998, the Fund sold the Pearle Express Store located in Morrow, Georgia for $1,005,000. After payment of expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers, the proceeds received by the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in a net loss on sale of $14,000.

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

7.   Real Estate Held for Sale

     In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas and all the National Convenience Stores were classified as Real Estate Held for Sale at that time. As a result of the Board of Directors' decision to proceed with an orderly liquidation of the Fund, the remaining Rental Properties owned by the Fund were classified as

     Real Estate Held for Sale as of June 30, 1997. The Fund's remaining one property (at June 30, 1998) and two properties (at December 31, 1997) are classified as Real Estate Held for Sale.

     Pursuant to FAS 121, real estate held for sale is presented at the lower of carrying value or fair market less estimated cost to dispose. No further depreciation is provided after properties are classified as Real Estate Held for Sale. In the second quarter of 1997, an impairment provision of $2,342,000 was recorded to reduce the carrying values of Wickes Furniture Store and the Pearle Express Morrow, Georgia location to their estimated fair value less cost to sell. Wickes Furniture was sold in December 1997 and the Pearle Express Store in March 1998.

8.   Mortgage-Backed Securities

     During the first half of 1998, the Fund purchased mortgage-backed securities of the Government National Mortgage Association ("GNMA"). The securities had a par value of $2,717,000 and were purchased at a $15,000 discount for a net purchase price of $2,702,000. In the first half of 1998, the Fund had a $20,000 unrealized gain on investments in mortgage-backed securities, resulting in a cumulative unrealized holding gain of $20,000 at June 30, 1998. Fair values of mortgage-backed securities at June 30, 1998 were as follows:

                                        Gross           Gross        Estimated
                                      Unrealized      Unrealized        Fair
                       Amortized       Holding         Holding         Market
                         Cost           Gains           Losses         Value
                      ----------     -----------      ----------     ----------
     GNMA............ $2,671,000       $20,000           $0          $2,691,000
                      ==========       =======           ==          ==========

     The coupon rate of the securities is 6.5% per annum and the repayment period terminates in 2024.


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

Properties

A description of the properties in which the Fund or its subsidiary has held an ownership interest follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation
                         PROPERTY AND OCCUPANCY SUMMARY

                                                               Occupancy Rate %
                                                                 at June 30,
                                                     Date of  ------------------
                                         Size      Purchase     1998       1997
                                     ------------  -------    -------    -------
Pearle Express Store
    Morrow, Georgia.................      (1)        11/89        --        100
National Convenience Stores (2).....      (1)        11/89       100        100
Wickes Furniture Store
    Torrance, California............ 51,000 sq.ft.   01/90        --        100
Haverty's Furniture Store
    Plano, Texas.................... 55,000 sq.ft.   12/94        --        100

----------------
(1) For details of individual properties, see Part I, Items 2 of the Form 10-K Report filed for 1997.
(2) To date the Fund has sold all but one of its original portfolio of nineteen convenience stores.

Results of Operations

Income before net gain (loss) on sale of properties and before the impairment provision for real estate held for sale recorded in the second quarter of 1997, decreased $1,532,000 and $757,000, respectively, in the first half and second quarter of 1998 compared to the same periods in 1997 primarily due to the sale of fifteen of the Fund's properties and the mortgage-backed securities portfolio in 1997. As a result of the sale of fifteen of the Fund's properties in 1997 and the Pearle Express Store located in Morrow, Georgia on March 3, 1998, lease income decreased by $1,576,000 and $768,000, respectively, in the first half and second quarter of 1998 compared to the same periods in 1997. Interest on mortgage-backed securities decreased by $236,000 and $98,000, respectively, in the first half and second quarter of 1998 compared to the same periods in 1997 due to the sale of the Fund's entire mortgage-backed securities portfolio in the third quarter of 1997 and the Fund's purchase of a much smaller portfolio which did not earn interest until the second quarter of 1998.

There was no depreciation expense in the first half of 1998 compared to $128,000 for the same period in 1997 due to the sale or reclassification to Real Estate Held for Sale of all assets which were depreciated in the first quarter of 1997. (See Note 7 to the consolidated financial statements).

General and Administrative expenses decreased by $134,000 and $69,000, respectively, in the first half and second quarter of 1998 compared to the same periods in 1997, primarily due to the fact that no advisory or securities management fees were paid for the first quarter of 1998 (see Note 3 to the consolidated financial statements) and that advisory fees, securities management fees and reimbursement of administrative expenses have all been lowered due to the Fund's reduced assets.

As discussed in Note 6 to the consolidated financial statements, the Fund sold the Pearle Express Store in Morrow, Georgia in March 1998 resulting in a loss on sale of $14,000 and paid additional expenses of sale for properties sold in December 1997, resulting in a loss on sale recognized in the first half of 1998 of $11,000.

The Fund's operations have been primarily dependent upon the overall financial condition and creditworthiness of the lessees of its real estate properties. The Fund's single remaining property, operated as a Circle K store, experiences competition from other similar establishments in its market.

Circle K currently makes lease payments for the Fund's remaining store which it operates as the result of an exchange transaction in the second quarter of 1994; however, NCS remains financial liable for the lease. Diamond Shamrock, Inc. ("DSI") purchased the outstanding stock of NCS in December 1995 and NCS became a wholly-owned subsidiary of DSI. In late 1996 DSI merged with Ultramar Corporation to form Ultramar Diamond Shamrock Corporation ("UDS").

At the recommendation of the Advisor, in the third quarter of 1995 the Board of Directors approved the marketing for the sale of the Fund's Sam's Club in Menomonee Falls, Wisconsin; the Wickes Furniture Store in Torrance, California, and the Pearle Express Stores located in Orland Park, Illinois and Morrow, Georgia. The Sam's Club was sold in June 1996 and the Pearle Express Store in Orland Park, Illinois was sold in July 1996. The Wickes Furniture Store and Pearle Express Store in Morrow, Georgia were offered for sale but subsequently withdrawn from the market due to weak market conditions and lease terms that were unattractive to potential buyers.

In August 1996 the Board of Directors approved a sales strategy for the Fund's remaining convenience stores and in November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997, and the Stop N Go Store located in Arlington (Green Oaks Blvd.), Texas in July 1997 (see note 5 to the consolidated financial statements). In December 1997 the Fund sold the stores located in Marietta, Georgia; Placentia and Fontana, California; Fort Worth, Grand Prairie, Arlington (Kennedale), and San Antonio (Babcock Road and Fredericksburg Blvd. locations), Texas. The Fund remains the owner of one convenience store property operated as Circle K. In connection with the marketing of its properties, MITS commissioned Phase I Environmental Site Assessments, which revealed that Circle K, the tenant of the Rubidoux property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify MITS at the time of discovery and to promptly remediate the property but no such action was taken. The Fund subsequently negotiated the specific terms of an indemnification with Circle K, and is in receipt of an Indemnity Letter executed by Circle K. The Fund continues marketing efforts.

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

As previously reported, in September 1997, the Advisor was instructed by the Board of Directors to liquidate the Fund's holdings in mortgage-backed securities. These securities were sold in the third quarter of 1997. The Fund invested cash reserved from sales in the fourth quarter of 1997 and the bulk of the proceeds from the sale of the Pearle Express - Morrow, Georgia location in mortgage-backed securities.

Fund Liquidity and Capital Resources

The Fund intends to meet its cash needs from cash flow generated by its remaining property and securities that it acquires and holds. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The level of cash distributions to Shareholders through 1998 will be sustained by cash provided from net operating activities, from the principal repayments on the mortgage-backed securities, from capital gains from the sale of securities, and from property sale proceeds.

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

The Fund's Advisor has continued to provide, on a quarterly basis, an estimated net asset value per Share for the Shares of MITS, utilizing the methodology previously employed to determine the DRP Share purchase price. The estimated net asset value per Share as of June 30, 1998 has been determined to be $0.599. The property value utilized in the calculation was based on the estimated net proceeds assuming the remaining property is sold at its asking price. The value utilized for this property does not necessarily reflect the proceeds that the Fund would ultimately receive upon the sale of the asset. The estimated net asset value per Share has not materially changed from that determined as of December 31, 1997 and as of March 31, 1998 as the Fund's asset base has not materially changed since that time. In view of the adoption by the Shareholders at the Fund's 1998 Annual Meeting of a Plan of Liquidation and Dissolution for the Fund and the cessation of regular quarterly reports to Shareholders, the estimated net asset value per Share will no longer be provided by the Fund.

First Half of 1998

The Fund, after taking into account lease income, other interest income and general and administrative expenses, and realized loss on sale, experienced negative results from operations for the period.

As presented in the consolidated Statement of Cash Flows, cash was provided by investing activities and from proceeds from sale of a property, and used for expenses incurred in the sales of properties. Cash was used by financing activities for dividends paid to Shareholders.

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

Item 4.   Submissions of Matters to a Vote of Security Holders.

a) On May 6, 1998, notices of the Fund's Annual Meeting and Proxy Statements were sent to all Shareholders of record as of April 23, 1998. The Fund held its Annual Shareholders Meeting on June 17, 1998. Shareholders holding 4,162,291.59 Shares, or 65.84 percent of the issued and outstanding Shares, were present or represented at the meeting.

c)        1.   Shareholders  voted to elect Directors to hold office for a term of one year and until the election of their successors. For incumbent nominee Thomas P. Lydon, Jr., of the issued and outstanding Shares of the Corporation, 4,031,042.53 Shares, or 63.76 percent were voted for, and 131,249.05 Shares, or 2.07 percent, withheld authority. For incumbent nominee William A. Finelli, 4,029,081.46 Shares, or 63.73 percent, were voted for, and 133,210.12 Shares, or 2.10 percent, withheld authority. For incumbent nominee William F. Garlock, 4,026,179.29 Shares, or 63.68 percent, were voted for, and 136,112.29 Shares, or 2.15 percent, withheld authority. For incumbent nominee William G. Moeckel, Jr., 4,026,066.68 Shares, or 63.68 percent, were voted for, and 136,224.90 Shares, or 2.15 percent, withheld authority. For incumbent nominee Robert M. Rouse, 4,027,512.09 Shares, or 63.70 percent, were voted for, and 134,779.49 Shares, or 2.13 percent, withheld authority. Messrs. Thomas P. Lydon, Jr., William A. Finelli, William F. Garlock, William G. Moeckel, Jr., and Robert M. Rouse were reelected as Directors. There are no other Directors of the Fund.

          2. Shareholders were also asked to adopt the Fund's proposed Plan of Liquidation and Dissolution (the "Plan"), a copy of which was included with the Proxy Statement as Exhibit B. The Plan provides for the dissolution and complete liquidation of the Fund, by providing for (a) the sale or other disposition of all of the remaining assets of the Fund, (b) distribution to its Shareholders of the net cash proceeds or other assets (after payment of liabilities and expenses) to be realized from the sales or other dispositions of its assets in complete cancellation of each Shareholder's stock, and (c) the dissolution of the Fund in accordance with the California General
          Corporation Law. Of the issued and outstanding Shares of the Corporation, 3,933,002.62 Shares, or 62.21 percent, were voted in favor of adoption of the Plan; 58,675.77 Shares, or 0.92 percent, were voted against adoption of the Plan; and 170,613.18 Shares, or 2.69 percent, abstained or withheld authority to vote. The Plan was adopted.

          3. Additionally,Shareholders were asked to approve amendments to the Fund's Bylaws eliminating Sections 9.6 and 9.7 thereof. Section 9.6 of the Fund's Bylaws required that the Fund provide, with its Annual Report to Shareholders, an audited balance sheet and statements of income and expense. Section 9.7 of the Fund's Bylaws required that the Fund provide to its Shareholders unaudited financials for the first three calendar quarters of the year. Of the issued and outstanding Shares of the Corporation, 3,616,713.41 Shares, or 57.21 percent, were voted in favor of the amendments to the Fund's Bylaws; 150,321.63 Shares, or 2.37 percent, were voted against the amendments to the Fund's Bylaws; and 395,256.54 Shares, or 6.25 percent, abstained or withheld authority to vote. The amendments to the Fund's Bylaws eliminating Sections 9.6 and 9.7 were adopted.

Item 6.  Exhibits and Reports on Form 8-K.

a) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the amendment filed on April 22, 1998 to the Form 8-K Report filed on March 13, 1998 including additional information regarding the disposition of the Pearle Express Store in Morrow, Georgia.

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

                        METRIC INCOME TRUST SERIES, INC.,
                        a California corporation


                        By:     /s/ William A. Finelli
                                -------------------------
                                William A. Finelli
                                Director, Vice President,
                                Chief Financial Officer,
                                and Treasurer

                        Date:   August 14, 1998
                                -------------------------