Form 10-Q
period 1998-09-30
METRIC INCOME TRUST SERIES INC
filed 1998-11-13
CIK 846722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Shares of common stock outstanding as of September 30, 1998:  6,321,641.

--------------------------------------------------------------------------------

                                     PART 1

                              FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----

ASSETS

Cash and Cash Equivalents                           $    282,000   $ 19,762,000
Accounts and Interest Receivable                          73,000         65,000
Investment in Mortgage-Backed Securities               2,665,000           --
Real Estate Held for Sale                                828,000      1,744,000
Prepaid and Other Assets                                  75,000         54,000
                                                    ------------   ------------

     Total Assets                                   $  3,923,000   $ 21,625,000
                                                    ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                                   $       --     $ 17,385,000
Payable to Advisor and Affiliates                          4,000         50,000
Other Accounts Payable and Accrued
   Liabilities                                            25,000        326,000
                                                    ------------   ------------

    Total Liabilities                                     29,000     17,761,000
                                                    ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
Common Stock - no par value, stated at $0.001,
   12,250,000 Shares authorized and 6,321,641
   Shares issued and outstanding                           6,000          6,000
Additional Paid-in Capital                            55,200,000     55,200,000
Accumulated Dividends in Excess of Net Income        (51,389,000)   (51,342,000)
Unrealized Holding Gain on Investment in
   Mortgage-Backed Securities                             77,000           --
                                                    ------------   ------------

   Total Shareholder's Equity                          3,894,000      3,864,000
                                                    ------------   ------------

   Total Liabilities and Shareholder's Equity       $  3,923,000   $ 21,625,000
                                                    ============   ============

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1998          1997
                                                          ----          ----

Revenues:
Lease income                                          $    98,000   $ 2,409,000
Interest on mortgage-backed securities                     78,000       401,000
Interest and other income                                  80,000       155,000
Gain on sale of mortgage-backed securities - net             --         226,000
                                                      -----------   -----------
     Total Revenues                                       256,000     3,191,000
                                                      -----------   -----------

Expenses:
Depreciation                                                 --         128,000
General and administrative                                278,000       463,000
Impairment provision for real estate held for
  sale                                                       --       1,647,000
                                                      -----------   -----------
     Total Expenses                                       278,000     2,238,000
                                                      -----------   -----------

Income (Loss) Before Net Gain (Loss) on Sale
  of Properties                                           (22,000)      953,000

Gain (Loss) on Sale of Properties - Net                   (25,000)      105,000
                                                      -----------   -----------

Net Income (Loss)                                     $   (47,000)  $ 1,058,000
                                                      ===========   ===========

Net Income (Loss) per Share:
Income (Loss) before net gain (loss) on sale of
  properties                                          $      --     $      0.15
Gain (loss) on sale of properties - net                      --            0.02
                                                      -----------   -----------

     Net Income (Loss) per Share                      $      --     $      0.17
                                                      ===========   ===========

Dividends per Share                                   $      --     $      2.04
                                                      ===========   ===========

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)


                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1998          1997
                                                          ----          ----

Net income (loss)                                     $   (47,000)  $ 1,058,000
Unrealized holding gain on investment in
  mortgage-backed securities                               77,000          --
Realization of unrealized holding gain on
  investment in mortgage-backed securities                   --        (170,000)
                                                      -----------   -----------
Comprehensive income                                  $    30,000   $   888,000
                                                      ===========   ===========

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                          1998          1997
                                                          ----          ----

Revenues:
Lease income                                          $    27,000   $   762,000
Interest on mortgage-backed securities                     43,000       130,000
Interest and other income                                   7,000       100,000
Gain on sale of mortgage-backed securities - net             --         226,000
                                                      -----------   -----------
     Total Revenues                                        77,000     1,218,000
                                                      -----------   -----------

Expenses:
General and administrative                                 87,000       138,000
Adjustment to impairment provision for real estate
  held for sale                                              --        (695,000)
                                                      -----------   -----------
     Total Expenses                                        87,000      (557,000)
                                                      -----------   -----------

Income (Loss) Before Loss on Sale of Properties           (10,000)    1,775,000

Loss on Sale of Properties                                   --        (107,000)
                                                      -----------   -----------

Net Income (Loss)                                     $   (10,000)  $ 1,668,000
                                                      ===========   ===========

Net Income (Loss) per Share:
Income (Loss) before loss on sale of properties       $      --     $      0.28
Loss on sale of properties                                   --           (0.01)
                                                      -----------   -----------

     Net Income (Loss) per Share                      $      --     $      0.27
                                                      ===========   ===========

Dividends per Share                                   $      --     $      1.41
                                                      ===========   ===========

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                          1998          1997
                                                          ----          ----

Net income (loss)                                     $   (10,000)  $ 1,668,000
Unrealized holding gain on investment in
  mortgage-backed securities                               57,000
Realization of unrealized holding gain on
  investment in mortgage-backed securities                             (166,000)
                                                      -----------   -----------
Comprehensive income                                  $    47,000   $ 1,502,000
                                                      ===========   ===========

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
              For the Nine Months Ended September 30, 1998 and 1997



                                                                                                   Unrealized
                                                                                                     Holding
                                                                                  Accumulated     Gain/(Loss)on
                                              Common Stock           Additional   Dividends in    Investment in
                                              ------------            Paid-in      Excess of     Mortgage-Backed
                                          Shares         Amount       Capital      Net Income    Securities - Net   Total
                                          ------         ------       -------      ----------    ----------------   -----
 Balance, January 1, 1998                6,321,641   $      6,000   $ 55,200,000  $(51,342,000)  $       --    $  3,864,000


 Unrealized Holding Gain
     on Investment in Mortgage-Backed
     Securities                                                                                        77,000        77,000

 Loss Before Loss on
     Sale of Properties                                                                (22,000)                     (22,000)

 Loss on Sale of Properties                                                            (25,000)                     (25,000)
                                         ---------   ------------   ------------  ------------   ------------  ------------

 Balance, September 30, 1998             6,321,641   $      6,000   $ 55,200,000  $(51,389,000)  $     77,000  $  3,894,000
                                         =========   ============   ============  ============   ============  ============





 Balance, January 1, 1997                6,321,641   $      6,000   $ 55,200,000  $(23,521,000)  $    170,000  $ 31,855,000

 Realization of Unrealized Holding
     Gain on Investment in Mortgage-
     Backed Securities                                                                               (170,000)     (170,000)

 Income Before Net Gain on
     Sale of Properties                                                                953,000                      953,000

 Gain on Sale of Properties - Net                                                      105,000                      105,000

 Dividends Declared                                                                (12,896,000)                 (12,896,000)
                                         ---------   ------------   ------------  ------------   ------------  ------------

 Balance, September 30, 1997             6,321,641   $      6,000   $ 55,200,000  $(35,359,000)  $       --    $ 19,847,000
                                         =========   ============   ============  ============   ============  ============



          See notes to consolidated financial statements (unaudited).

                                  METRIC INCOME TRUST SERIES, INC.,
                                      a California corporation

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                           1998         1997
                                                           ----         ----

 Operating Activities

Net Income (Loss)                                     $   (47,000)  $ 1,058,000

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                            --         122,000
    Gain on sale of mortgage-backed securities               --        (226,000)
    Impairment provision for real estate held for
      sale                                                   --       1,647,000
    (Gain) loss on sale of properties - net                25,000      (105,000)
    Changes in operating assets and liabilities:
      Increase in accounts and interest receivable         (8,000)     (145,000)
      Decrease in prepaid and other assets                  5,000         6,000
      Decrease in payable to sponsor and affiliates       (46,000)       (1,000)
      Decrease in other accounts payable and
        accrued liabilities                              (301,000)       (5,000)
                                                      -----------   -----------
Net cash provided (used) by operating activities         (372,000)    2,351,000
                                                      -----------   -----------

Investing Activities

Proceeds from sale of mortgage-backed securities             --       4,662,000
Purchase of mortgage-backed securities                 (2,702,000)
Principal payments received on mortgage-backed
  securities                                              114,000       608,000
Proceeds from sale of properties                        1,005,000     3,469,000
Cash used for selling costs of properties                (140,000)     (335,000)
                                                      -----------   -----------
Net cash provided (used) by investing
  activities                                           (1,723,000)    8,404,000
                                                      -----------   -----------

Financing Activities

Dividends paid to Shareholders                        (17,385,000)   (7,855,000)
                                                      -----------   -----------
Cash used by financing activities                     (17,385,000)   (7,855,000)
                                                      -----------   -----------

Increase (Decrease) in Cash                           (19,480,000)    2,900,000
Cash at beginning of period                            19,762,000     3,781,000
                                                      -----------   -----------

Cash at End of Period                                 $   282,000   $ 6,681,000
                                                      ===========   ===========

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

2.   Adoption of FAS 130

     In  1998,  the  Fund  adopted  FAS  130,  Reporting  Comprehensive  Income.
     Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Therefore, unrealized holding gains and losses on mortgage-backed securities are now included on the Consolidated Statements of Comprehensive Income or Loss.

3.   Transactions with Advisor and Affiliates

     In accordance with the Advisory Agreement, the Fund pays the Advisor and its affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the nine months ended September 30, 1998 and 1997 were as follows:

                                                         1998        1997
                                                       --------    --------

     Reimbursement of administrative expenses          $ 75,000    $150,000
     Securities management fee                            7,000      25,000
     Advisory fee                                        50,000     131,000
                                                       --------    --------

     Total                                             $132,000    $306,000
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

4.   Net Income (Loss) per Share

     Net income (loss) per Share is based upon 6,321,641 Shares outstanding.

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

     The Fund received $76,000 in lieu of 2,638 shares of common stock plus accrued interest in August 1997 in connection with settlement of its claim filed in conjunction with the bankruptcy and subsequent reorganization of NCS. Total compensation received by the Fund in connection with the settlement approximates $338,000.

6.   Sale of Rental Properties

     In the first half of 1998, additional expenses of sale were paid and a loss on sale totaling $11,000 was recognized for the following properties which were sold in December of 1997: the National Convenience Stores located in Placentia, California, Marietta, Georgia, and Fort Worth and San Antonio, Texas and the Wickes Furniture Store located in Torrance, California.

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

     In July 1997 the Fund's subsidiary, Metric Real Estate L.P., sold National Convenience Store Stop N Go #2378 located in Arlington, Texas for $1,413,000. After payment of expenses of sale of $110,000 (including a real estate commission of $81,000 paid to an outside broker), the proceeds to the Fund were $1,303,000. The carrying value at the time of sale was $1,408,000 (including $73,000 deferred lease income receivable), resulting in a loss of $105,000.

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

7.   Real Estate Held for Sale

     In the third quarter of 1996, the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas and all the National Convenience Stores were classified as Real Estate Held for Sale at that time. As a result of the Board of Directors' decision to proceed with an orderly liquidation of the Fund, the remaining Rental Properties owned by the Fund were classified as Real Estate Held for Sale as of June 30, 1997. The Fund's remaining one property (at September 30, 1998) and two properties (at December 31, 1997) are classified as Real Estate Held for Sale.

     Pursuant to FAS 121, real estate held for sale is presented at the lower of carrying value or fair market less estimated cost to dispose. No further depreciation is provided after properties are classified as Real Estate Held for Sale. In the second quarter of 1997, an impairment provision of $2,342,000 was recorded to reduce the carrying values of Wickes Furniture Store and the Pearle Express Morrow, Georgia location to their estimated fair value less cost to sell. This provision was reduced by $695,000 in the third quarter of 1997. Wickes Furniture was sold in December 1997 and the Pearle Express Store in March 1998.

8.   Mortgage-Backed Securities

     During the first half of 1998, the Fund purchased mortgage-backed securities of the Government National Mortgage Association ("GNMA"). The securities had a par value of $2,717,000 and were purchased at a $15,000 discount for a net purchase price of $2,702,000. In accordance with FAS 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value with unrealized gains and losses reported as a net amount in a separate component of Shareholder's Equity. In the first nine months of 1998, the Fund had a $77,000 unrealized holding gain on investment in mortgage-backed securities. Fair values of mortgage-backed securities at September 30, 1998 were as follows:

                                       Gross         Gross        Estimated
                                     Unrealized    Unrealized       Fair
                        Amortized     Holding       Holding        Market
                          Cost         Gains        Losses          Value
                       ----------    ----------    ----------    ----------

     GNMA .........    $2,588,000    $   77,000    $        0    $2,665,000
                       ==========    ==========    ==========    ==========

     The coupon rate of the securities is 6.5% per annum and the repayment period terminates in 2024.

     For the first nine months of 1997, sales proceeds from mortgage-backed securities were $6,698,000 resulting in gross realized gains of $244,000 and gross realized losses of $18,000. Specific identification was used to determine amortized cost in computing the gains and losses. $2,036,000 of the proceeds was not received until the fourth quarter of 1997 and was recorded as a receivable at September 30, 1997.

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

Properties

A description of the properties in which the Fund or its subsidiary has held an ownership interest follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
                         PROPERTY AND OCCUPANCY SUMMARY

                                                                Occupancy Rate %
                                                                at September 30,
                                                       Date of  ----------------
                                            Size       Purchase  1998      1997
                                       --------------  --------  ----     ----
Pearle Express Store
    Morrow, Georgia ..................  5,800 sq. ft.   11/89     --       100
National Convenience Stores (1) ......  3,100 sq. ft.   11/89    100       100
Wickes Furniture Store
    Torrance, California ............. 51,000 sq. ft.   01/90     --       100
Haverty's Furniture Store
    Plano, Texas ..................... 55,000 sq. ft.   12/94     --       100
________________

(1) To date the Fund has sold all but one of its original portfolio of nineteen convenience stores. For details of individual properties, see Part I, Items 2 of the Form 10-K Report filed for 1997.

Results of Operations

Income before net gain (loss) on sale of properties and before the impairment provision for real estate held for sale recorded in the second quarter of 1997 and partially reversed in the third quarter of 1997, decreased $2,622,000 and $1,090,000, respectively, in the first nine months and third quarter of 1998 compared to the same periods in 1997 primarily due to the sale of fifteen of the Fund's properties and the mortgage-backed securities portfolio in 1997. As a result of the sale of fifteen of the Fund's properties in 1997 and the Pearle Express Store located in Morrow, Georgia on March 3, 1998, lease income decreased by $2,311,000 and $735,000, respectively, in the first nine months and third quarter of 1998 compared to the same periods in 1997. Interest on mortgage-backed securities decreased by $323,000 and $87,000, respectively, in the first nine months and third quarter of 1998 compared to the same periods in 1997 due to the sale of the Fund's entire mortgage-backed securities portfolio in the third quarter of 1997 and the Fund's purchase of a much smaller portfolio which did not earn interest until the second quarter of 1998. Interest and other income decreased by $75,000 and $93,000, respectively, in the first nine months and third quarter of 1998 compared to the same periods in 1997 due primarily to the receipt in the third quarter of 1997 of $76,000 towards settlement of the Fund's claim in conjunction with the bankruptcy and subsequent reorganization of NCS.

There was no depreciation expense in the first nine months of 1998 compared to $128,000 for the same period in 1997 as no depreciation has been recorded since the second half of 1997 due to the sale of assets or reclassification of assets to Real Estate Held for Sale (See Note 7 to the consolidated financial statements).

General and Administrative expenses decreased by $185,000 and $51,000, respectively, in the first nine months and third quarter of 1998 compared to the same periods in 1997, primarily due to the fact that no advisory or securities management fees were paid for the first quarter of 1998 (see Note 3 to the consolidated financial statements) and that advisory fees, securities management fees and reimbursement of administrative expenses have all been lower due to the Fund's reduced assets.

As discussed in Note 6 to the consolidated financial statements, the Fund sold the Pearle Express Store in Morrow, Georgia in March 1998 resulting in a loss on sale of $14,000 and paid additional expenses of sale for properties sold in December 1997, resulting in a loss on sale recognized in the second quarter of 1998 of $11,000.

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

In August 1996 the Board of Directors approved a sales strategy for the Fund's remaining convenience stores and in November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997, and the Stop N Go Store located in Arlington (Green Oaks Blvd.), Texas in July 1997 (see Note 5 to the consolidated financial statements). In December 1997 the Fund sold the stores located in Marietta, Georgia; Placentia and Fontana, California; Fort Worth, Grand Prairie, Arlington (Kennedale), and San Antonio (Babcock Road and Fredericksburg Blvd. locations), Texas. The Fund remains the owner of one convenience store property operated as Circle K. In connection with the marketing of its properties, MITS commissioned Phase I Environmental Site Assessments, which revealed that Circle K, the tenant of the Rubidoux property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify MITS at the time of discovery and to promptly remediate the property but no such action was taken. The Fund subsequently negotiated the specific terms of an indemnification with Circle K, and is in receipt of an Indemnity Letter executed by Circle K. The Fund continues marketing efforts to effect a sale of this remaining property.

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

As previously reported, in September 1997, the Advisor was instructed by the Board of Directors to liquidate the Fund's holdings in mortgage-backed securities. These securities were sold in the third quarter of 1997. During the first half of 1998, the Fund invested cash reserved from sales in the fourth quarter of 1997 and the bulk of the proceeds from the sale of the Pearle Express
- Morrow, Georgia location in mortgage-backed securities.

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

First Three Quarters of 1998

The Fund,  after taking into account lease  income,  other  interest  income and
general  and  administrative   expenses,   experienced   negative  results  from
operations for the period.

As presented in the Consolidated Statement of Cash Flows, cash was provided by investing activities, from proceeds from sale of a property, and from principal payments received on mortgage-backed securities, and used for expenses incurred in the sales of properties and for the purchase of mortgage-backed securities. Cash was used by financing activities for dividends paid to Shareholders.

As approved by the Board of Directors in the third quarter of 1995, the Fund marketed for sale the Pearle Express location in Morrow, Georgia through the second quarter of 1996; however, due to the short term of the existing lease, no viable offers were received and the property was removed from the market. Subsequently, the Advisor successfully negotiated an extension to the lease, and in March 1997 Pearle, Inc. signed an amendment providing for an extension of eight years in exchange for a blending of the remaining lease obligations with current market rates. Pursuant to a decision by the Board of Directors, the

Advisor again marketed the property for sale in the third quarter of 1997. On March 3, 1998 the property was sold for $1,005,000. After the payment of the expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers), the proceeds to the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in a net loss on sale of $14,000.

The Advisor anticipates that the Fund will have sufficient resources to meet its capital and operating requirements through its dissolution.


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

                        Date:   November 13, 1998
                                -----------------