Form 10-K
period 1998-12-31
METRIC INCOME TRUST SERIES INC
filed 1999-03-30
CIK 846722

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998
                                                            OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________  to __________________

         Commission file number 0-18294

                        METRIC INCOME TRUST SERIES, INC.
             (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                            94-3087630
          ------------------------------    ------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


              One California Street
            San Francisco, California                     94111-5415
           -----------------------------     -----------------------------------
         (Address of principal executive                  (Zip Code)
          offices)

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

         Shares of Common Stock outstanding as of March 24, 1999: 6,321,641

                        METRIC INCOME TRUST SERIES, INC.,
                            a California Corporation

                                     PART I

Item 1.  Business.

Metric Income Trust Series, Inc., a California corporation (hereinafter referred to as the "Fund" or "Registrant"), was formed in 1989. On April 1, 1997, the operations of Metric Realty, which had been the Advisor to the Fund since the Fund's inception, and certain related companies were merged with MetLife Realty Group, Inc. ("MRG") into SSR Realty Advisors, Inc. ("SSR Realty"), a Delaware corporation. All companies involved in this transaction are wholly-owned by Metropolitan Life Insurance Company. Metric Realty's managing partner as of April 1, 1997, became SSR Realty, which maintains its principal office in White Plains, New York, and a major corporate office in San Francisco, California. The Advisory Agreement between Metric Realty and the Fund was assigned by Metric Realty to SSR Realty, effective March 27, 1997, with the consent of the Fund's Independent Directors. This assignment has had no material effect on the advisory services provided to the Fund. In early 1999, the Independent Directors approved the extension of the Advisory Agreement to December 31, 1999.

The Fund's initial Registration Statement, filed pursuant to the Securities Act of 1933 (No. 33-27083), was declared effective by the Securities and Exchange Commission on June 30, 1989. The Registrant marketed its securities pursuant to its Prospectus dated June 30, 1989, and thereafter supplemented (hereinafter the "Prospectus"). Such Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

The principal business of the Fund is to acquire income producing net lease real properties and investments in mortgage-backed securities which are guaranteed as to payment of principal and interest by the U.S. Government, U.S. Government agencies or instrumentalities, or federally chartered corporations. The Fund qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. The proceeds of the offering were used to purchase mortgage-backed securities and twenty-five net lease properties, which are described in Item 2.

Beginning in July 1989 through June 1990, the Fund offered and sold $60,254,000 in Shares of Common Stock. Through December 31, 1991, additional funding of $2,800,000 was provided from the Dividend Reinvestment Plan ("DRP"). In June
1996, the Board of Directors voted unanimously to terminate the DRP and Liquidity Option Program effective as to dividend payments made after August 15, 1996, and to proceed with the liquidation of the Fund's portfolio over the next several years. At the Fund's June 17, 1998 Annual Meeting, Shareholders approved the Fund's Plan of Liquidation and Dissolution.

Environmental site assessments were performed for five of the Fund's convenience stores and all other properties at the time of property acquisition. No material adverse environmental conditions or liabilities were identified at that time. In no case has the Fund received notice that it is a potentially responsible party with respect to an environmental clean-up site. However, Phase I Environmental Site Assessments commissioned by MITS in connection with the marketing for sale of the convenience stores revealed that Circle K, the tenant of the property in Rubidoux, California, had reported hydrocarbon contaminants at the site to regulatory authorities in April 1994. Per the terms of the lease, the lessee was required to notify MITS at the time of discovery of these contaminants and to promptly remediate the problem but no such action was taken. The Advisor then negotiated the specific terms of an indemnification agreement with Circle K and the property was subsequently sold on December 24, 1998.

Investment in the Fund has been subject to certain risks, including the lack of any public market for the Fund's Shares which adversely affects the liquidity of Shareholders' investments in the Fund; potential restrictions on transfers of Shares which might jeopardize the Fund's qualification as a REIT; limitations on the percentage of the Fund's Shares owned by any one person; market risks of mortgage-backed securities related to their sensitivity to interest rate changes (such as the fact that an increase in interest rates will result in a decrease in the value of such securities and a decrease in rates may result in an increased incidence of prepayment of principal at a time when reinvestment at favorable rates would be impossible); the possibility that the Fund might not continue to qualify as a REIT; normal risks generally attendant upon the ownership of real estate such as vacancies, rent levels, changes in general economic or fiscal conditions, regulatory risks, including zoning and other land use laws, and natural disasters; costs or liabilities which may arise from any hazardous materials affecting the Fund's properties; potential non-compliance with Americans with Disabilities Act; losses which could result from the default or bankruptcy of any tenant of the Fund; and uninsured losses.

Item 2.  Properties.
A description of the properties formerly owned by the Fund is as follows:

                                                      Date of          Date of
Name and Location                                     Purchase          Sale             Type           Size
-----------------                                     --------          ----             ----           ----
Pearle Express Stores: (3)

   24 Orland Square Drive                               11/89            7/96            Retail         5,900
     Orland Park, Illinois                                                                              sq. ft.

   1281 Southlake Circle                                11/89            3/98            Retail         5,800
     Morrow, Georgia                                                                                    sq. ft.

National Convenience Stores:

   Stop N Go Store #2092 (4)                            11/89            12/98           Retail         3,100
     Mission Road                                                                                       sq. ft.
     Rubidoux, California

   Stop N Go Store #1332                                11/89            12/97           Retail         3,100
     N. Little School Road                                                                              sq. ft.
     Arlington (Kennedale), Texas

   Stop N Go Store #1386                                11/89            12/97           Retail         3,100
     Babcock Road                                                                                       sq. ft.
     San Antonio, Texas

   Stop N Go Store #2065 (4)                            11/89            12/97           Retail         3,100
     Baseline Road                                                                                      sq. ft.
     Fontana, California

   Stop N Go Store #2374 (4)                            11/89            12/97           Retail         3,100
     E. Orangethorpe Road                                                                               sq. ft.
     Placentia, California

   Stop N Go Store #2406 (4)                            11/89            12/97           Retail         3,100
     Windy Hill                                                                                         sq. ft.
     Marietta, Georgia

   Stop N Go Store #285                                 11/89            12/97           Retail         3,100
     Altamesa Blvd.                                                                                     sq. ft.
     Fort Worth, Texas

   Stop N Go Store #308                                 11/89            12/97           Retail         3,100
     West Tarrant Blvd.                                                                                 sq. ft.
     Grand Prairie, Texas

   Stop N Go #328                                       11/89            12/97           Retail         3,600
     Fredericksburg Blvd.                                                                               sq. ft.
     San Antonio, Texas

   Stop N Go Store #2378                                11/89            7/97            Retail         3,100
     Green Oaks Blvd.                                                                                   sq. ft.
     Arlington, Texas

   Stop N Go #3592                                      11/89            3/97            Retail         2,400
     25th/Loop 197                                                                                      sq. ft.
     Texas City, Texas




Item 2.  Properties (continued).
                                                       Date of          Date of
Name and Location                                      Purchase          Sale             Type           Size
-----------------                                      --------          ----             ----           ----

   Stop N Go Store #655                                 11/89            3/97            Retail         3,100
     Northwest Highway                                                                                  sq. ft.
     Dallas, Texas

   Stop N Go #3571                                      11/89            3/97            Retail         2,400
     N. Circle                                                                                          sq. ft.
     Sealy, Texas

   Stop N Go #3583                                      11/89            2/97            Retail         2,400
     Hwy 288                                                                                            sq. ft.
     Clute, Texas

   Stop N Go Store #674 (4)                             11/89            11/96           Retail         3,100
     Archibald                                                                                          sq. ft.
     Rancho Cucamonga, California

   Stop N Go Store #3755 (5)                            11/89            12/96           Retail         2,900
     FM 1960                                                                                            sq. ft.
     Houston, Texas

   Stop N Go Store #1714 (1)                            11/89            12/93           Retail         3,100
     Grand Avenue Parkway                                                                               sq. ft.
     Pflugerville, Texas

   Stop N Go Store #3531 (1)                            11/89            08/93           Retail         2,400
     Seawall Blvd.                                                                                      sq. ft.
     Galveston, Texas

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

Other Stores:

   Wickes Furniture Store                                1/90            12/97           Retail        51,000
     Torrance, California                                                                               sq. ft.

   Haverty's Furniture Store                            12/94            10/97           Retail        55,000
     Plano, Texas                                                                                       sq. ft.

   Sam's Club (2)                                        5/90            6/96            Retail        108,000
     Menomonee Falls, Wisconsin                                                                         sq. ft.

   Former Phar-Mor Store                                12/90            3/95            Retail        56,400
     Franklin Township, Ohio                                                                            sq. ft.

(1) In December 1991 NCS filed a petition with the U.S. Bankruptcy Court for reorganization under Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy proceedings, three stores were closed in 1992 for which the leases were rejected and those properties were subsequently sold.
(2) Formerly Wholesale Club. The Fund's store was vacated in April 1992 and 100% of the building was subleased in 1994 and 1995.
(3)      Formerly Eyelab Superstores.
(4) In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia.
(5)      In August 1994, a portion of the land was sold through condemnation.

All of the Registrant's properties were owned in fee, and all were sold to unaffiliated buyers.

See Selected Financial Data in Item 6 for lease income. See the Consolidated Financial Statements in Item 8 for information regarding the Fund's properties. An occupancy summary is set forth on the chart following:

                                OCCUPANCY SUMMARY
                                                            Occupancy rate (%) at December 31
                                                          ---------------------------------------
                                                              1998         1997         1996
                                                              ----         ----         ----
COMMERCIAL BUILDINGS:

Pearle Express Stores (1).............................        N/A           100%         100%

National Convenience Stores...........................        N/A           100(2)       100(2)

Wickes Furniture Store................................        N/A           N/A          100

Sam's Club (4)........................................        N/A           N/A          N/A

Former Phar-Mor Store (3).............................        N/A           N/A          N/A

Haverty's Furniture Store.............................        N/A           N/A          100

(1) In July 1996, the Orland Park, Illinois store was sold, and in March 1998 the Pearle Express store in Morrow, Georgia was sold.
(2) Represents occupancy at the remaining stores owned by the Fund. In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. In November and December 1996, two of the stores were sold, followed by another in February 1997, three in March 1997, one in July 1997, eight in December 1997, and the final remaining store in December 1998. See Note 8 to the consolidated financial statements.
(3) In August 1992 Phar-Mor filed for protection under Chapter 11 of the federal Bankruptcy Code (see Item 8, Note 6 to the consolidated financial statements). Phar-Mor rejected the Fund's lease effective May 15, 1993, after closing the store at the end of April. The store was subdivided in 1994 and 24,709 square feet was leased to Superpetz, Inc. The building was subsequently sold on March 15, 1995.
(4) Lessee vacated the store in April 1992, but remained current in its lease obligations to the Fund. During the fourth quarter of 1994 and first quarter of 1995, the Fund's Advisor reviewed and approved two subleases presented by the lessee and the building was 100% occupied until it was sold in June 1996.

Item 3.  Legal Proceedings.

The Fund has been a creditor in  bankruptcy  proceedings  filed by Phar-Mor (See
Item 8, Note 6 to the consolidated financial statements). In December 1994, Phar-Mor filed in these proceedings a preference recovery action against several hundred vendors and landlords, including the Fund. The amount of the preferential payments alleged to have been made to the Fund was $90,250, consisting of rent paid to the Fund within 90 days of the filing of the Phar-Mor bankruptcy petitions. This preference action was dismissed in connection with the confirmation of a reorganization plan for Phar-Mor. In August 1995, the Court confirmed Phar-Mor's proposed reorganization plan which called for unsecured creditors to receive a portion of a pool of the company's new stock, as well as warrants to purchase additional stock at a fixed price. In October 1996, the Fund received approximately $19,000 from Phar-Mor to satisfy its administrative claim and agreed to settle its remaining outstanding lease rejection claim for approximately $629,000. This settlement was approved by the Bankruptcy Court in January 1997. To satisfy its claim, in March 1997, the Fund received 1,058 shares of stock and 881 warrants, which were sold in June 1997 for approximately $7,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the last quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Shares of Common Stock and Related Stockholder Matters.

No public market for the Shares exists, nor is one expected to develop. However, Shares of Common Stock were sold through the Dividend Reinvestment Plan (DRP) pursuant to the Liquidity Option Program (LOP). The per Share price for Shares acquired through the DRP with the proceeds of the dividends was established by the Fund's Board of Directors, pursuant to a formula having as its components independent third-party appraisals of the Fund's properties as of December 31 of each year, the market value of the Fund's mortgage-backed securities, and the net book value of its other assets and liabilities as of each quarter end prior to the dividend payment. In June 1996, the Board of Directors voted to terminate the DRP and LOP effective as to dividend payments made after August 15, 1996.
The Board of Directors believed that with the implementation of a formal disposition strategy for the Fund, the Plan was no longer a viable purchase and liquidation vehicle.

In view of the adoption of the Plan of Liquidation and Dissolution and the cessation of regular quarterly reports to Shareholders, the Fund's Advisor no longer provides an estimated net asset value per Share.

As of December 31, 1998 the approximate number of Shareholders was as follows:

         Title of Class                          Number of Record Holders
         --------------                          ------------------------

          Common Stock ........................           4,479

Item 6.  Selected Financial Data.

The following table presents selected consolidated financial data for the Fund for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. Dividends were declared from operations and sales and were paid quarterly or subsequent to sale upon recommendation and approval of the Fund's Board of Directors.

                                                  For the Year Ended December 31
                                     -------------------------------------------------------
                                       1998(1)      1997       1996       1995       1994
                                       -------      ----       ----       ----       ----
                                           (amounts in thousands except per unit data)
 Total Revenues                      $    326    $  3,954    $  4,886   $  5,156   $  4,670
 Gain (Loss) on Sale of Properties   $    (55)   $   (469)   $    760   $    126   $    (32)
 Net Income (Loss)                   $    (68)   $  2,459    $  4,552   $  3,930   $  2,888
 Net Income (Loss) per Share         $   (.01)   $   0.39    $   0.72   $   0.62   $   0.46
 Total Assets                        $  3,877    $ 21,625    $ 35,939   $ 42,211   $ 45,603
 Dividends per Share                 $   0.14    $   4.79    $   2.08   $   1.26   $   0.85

(1)      See discussion in Item 7 regarding future results of operations.

                                  Lease Income

The following table presents lease income for the properties by lessee included in the Fund's consolidated financial statements:

                                          For the Year Ended December 31
                                      -------------------------------------
                                      1998(1)   1997   1996    1995    1994
                                      -------   ----   ----    ----    ----
                                               (amounts in thousands)

 National Convenience Stores (1) (2)  $  104  $1,238  $1,825  $1,852  $1,552
 Pearle Express Stores (5)                18     119     217     283     282
 Wickes Furniture Store (7)                    1,365   1,372   1,202   1,135
 Sam's Club (6)                                 --       284     524     511
 Former Phar-Mor Store (3)                      --      --        28       6
 Haverty's Furniture Store (4)                   330     411     411      11
                                      ------  ------  ------  ------  ------

 Total                                $  122  $3,052  $4,109  $4,300  $3,497
                                      ======  ======  ======  ======  ======

(1) In April 1994, through a purchase and exchange transaction with NCS, Circle K became the operator of five of the Fund's stores, four in California and one in Georgia. In November and December 1996, two stores were sold, followed by another in February 1997 and three in March 1997, one in July 1997, eight in December 1997, and one in December 1998, all to unaffiliated buyers (see Note 8 to the consolidated financial statements).
(2)   Includes  $151,000,  $245,000, and $279,000 deferred lease income in 1997,
      1996, and 1995, respectively.
(3)   On March 15, 1995, the building was sold to an unaffiliated buyer.
(4) Acquired in December 1994 and sold to an unaffiliated buyer in December 1997 (see Note 8 to the consolidated financial statements).
(5)   The Orland Park,  Illinois  store  was  sold in July 1996, and the Morrow,
      Georgia store was sold in March 1998 (see Note 8 to the consolidated financial statements).
(6) The property was sold in June 1996 (see Note 8 to the consolidated financial statements).
(7) Includes $79,000 and $162,000 deferred lease income in 1997 and 1996, respectively. The property was sold in December 1997 to an unaffiliated buyer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

The Fund is in the process of winding down its operations and has sold all of its real property assets as of December 31, 1998. Accordingly, historical financial information will not be representative of future results. Future results of operations will be limited to the orderly liquidation of the Fund's assets and liabilities.

Results of Operations

1998 Compared to 1997

Income (loss) before net gain (loss) on sale of properties decreased $2,941,000 in 1998 compared to 1997. The decrease was due to the sale of most of the Fund's assets in 1997.

Lease income decreased $2,930,000 in 1998 compared to 1997 due to the sale of fifteen of the Fund's properties in 1997 as well as the sale of the Pearle Express Store in March 1998.

Interest on the Fund's mortgage-backed securities declined $281,000 in 1998 compared to 1997 due to the sale of the Fund's entire portfolio at the end of the third quarter of 1997 which resulted in a $226,000 gain on sale. A much smaller portfolio was purchased in 1998.

Interest and other income decreased $191,000 in 1998 compared to 1997 as sales proceeds invested in money market accounts decreased. Also, other income in 1997 included $76,000 received towards settlement of the Fund's claim filed in conjunction with the bankruptcy and subsequent reorganization of NCS.

Depreciation expense decreased by $128,000 in 1998 compared to 1997 because no depreciation was recorded in 1998 due to the reclassification at December 31, 1997 of all the Fund's remaining properties to Real Estate Held for Sale.

General and administrative expense decreased $517,000 in 1998 compared to 1997 due primarily to a decrease in compensation to the Advisor and affiliates in 1998 compared to 1997 and to the accrual in 1997 for the purchase of a directors and officers' liability insurance policy at a cost of $274,000.

An impairment provision was recorded in 1997 for the Pearle Express store located in Morrow, Georgia in order to reduce the carrying value of the property to its estimated fair market value less cost to sell. The property was subsequently sold in 1998. (See Note 8 to the consolidated financial statements)

As discussed in Note 8 to the consolidated financial statements, the Fund sold two properties, the Pearle Express store and the convenience store located in Rubidoux, California, and paid additional expenses of sale for properties sold in 1997, resulting in a net loss of $55,000.

1997 Compared to 1996

Income before net gain (loss) on sale of properties decreased $864,000 in 1997 compared to 1996. The decrease was primarily due to sales-related decreases in lease income and interest on mortgage-backed securities, which were partially offset by gain on sale of mortgage-backed securities and an increase in other income as well as a decrease in expenses.

Lease income decreased $1,057,000 in 1997 compared to 1996 primarily due to the sale of Sam's Club in June 1996, the Pearle Express Store in Orland Park, Illinois in July 1996, the NCS stores in Rancho Cucamonga, California and Houston, Texas in November and December 1996, respectively, the NCS store in Clute, Texas in February 1997, the NCS stores located in Sealy, Dallas, and Texas City, Texas in March 1997, the NCS stores located in Arlington, Texas in July 1997, and Haverty's Furniture Store located in Plano, Texas in October 1997 (see Note 8 to the consolidated financial statements).

Interest on the Fund's mortgage-backed securities declined $210,000 in 1997 compared to 1996 due to the reduction in the amount of securities owned by the Fund resulting from principal repayments prior to the end of the third quarter of 1997 and to the sale of the remaining portfolio at the end of the third quarter. The sale resulted in a get gain of $226,000 (see Note 3 to the consolidated financial statements).

Interest and other income increased $109,000 in 1997 compared to 1996 due to depreciation not being provided for the NCS stores in 1997, nor for any of the remaining properties after the second quarter of 1997 (see Note 4 to the consolidated financial statements) and the sale of the sale of the Orland Park Pearle Express Store in July 1996 (see Note 8 to the consolidated financial statements).

Depreciation expenses decreased $269,000 in 1997 compared to 1996 due primarily to depreciation not being provided for the NCS stores in 1997, nor for any of the remaining properties after the second quarter of 1997 (see Note 4 to the consolidated financial statements).

General and administrative expenses increased $159,000 in 1997 compared to 1996 due primarily to an accrual for the purchase of a directors and officers' liability insurance policy at a cost of $274,000. This was partially offset by a decrease in advisory and appraisal fees due to the sale of several stores in 1996 and 1997 as discussed above.

An impairment provision for real estate held for sale was booked in 1997 for the Pearle Express store in order to reduce the carrying value of the property to its estimated fair market value less cost to sell (see Note 4 to the consolidated financial statements).

As discussed in Note 8 to the consolidated financial statements, the Fund sold thirteen convenience stores, Haverty's Furniture Store, and Wickes Furniture Store in 1997 resulting in a net loss of $469,000.

Year 2000 Readiness Disclosure

With the change to a new millenium, computer programs or hardware utilizing two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to conduct normal business activities.

In anticipation of the year 2000, in late 1996 the Advisor conducted a thorough inventory of all software programs it had in use and identified programs that would require modification to correct date handling methodology. Furthermore, the Advisor initiated a policy requiring that all future software purchases be year-2000 compliant. With the exception of the Advisor's financial accounting system, the majority of the hardware and software in use was determined to be year-2000 compliant or it was determined that compliance could be achieved with minor modifications. These modifications were 100% completed by year-end 1998. With respect to the financial accounting system, the Advisor is in the process of implementing a Year 2000-compliant software product to replace its existing system, and anticipates the new system to be fully operational and tested by July 31, 1999. All necessary changes have been and will continue to be undertaken at no cost to the Fund.

In addition to internal systems, the Advisor surveyed third parties that provide essential business services to determine their state of year-2000 readiness. The Fund's Servicing and Transfer Agent, Gemisys, utilizes a platform programmed to correctly interpret the change to the new century. State Street Bank and Trust Company, which provides custodial services with respect to the Fund's portfolio of mortgage-backed securities, also utilizes systems that are year-2000 compliant.

In light of the foregoing, and given that the Fund intends to be fully liquidated by year-end 1999, the Advisor anticipates there to be no material exposure to year-2000 issues. However, should the Fund still be in existence and should the Advisor's new financial accounting system not be in place by December 31, 1999, the Advisor's contingency plan would be to process necessary transactions utilizing non-date sensitive software.

Fund Liquidity and Capital Resources

The Fund intends to meet its cash needs from cash flow generated by its remaining securities and from the sale of such securities. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The level of cash dividends to Shareholders in 1998 was sustained by cash provided from net operating activities, from principal repayments on the mortgage-backed securities and from property sale proceeds.

Since inception, the principal source of capital resources has been proceeds from the sale of the Fund's common stock. Through June 30, 1992, proceeds from the sale of common stock totaled $63,054,000, including proceeds raised through the Dividend Reinvestment Plan ("DRP") of $2,800,000.

In June 1996, the Board of Directors voted unanimously to terminate the Dividend Reinvestment Plan and Liquidity Option Program effective as to dividends paid after August 15, 1996, as the Fund had begun its disposition phase. Through the second quarter of 1998 the Fund's Advisor continued to provide a quarterly estimated net asset value per Share utilizing the same methods previously utilized to calculate the DRP per Share purchase price. However, in light of the adoption of the Plan of Liquidation and Dissolution and the cessation of regular quarterly reports subsequent to the second quarter of 1998, the Advisor no longer provides an estimated net asset value per Share.

As presented in the Consolidated Statement of Cash Flows, cash was used by operating activities. In addition, cash was provided by investing activities and from proceeds from sales of properties and principal payments received on mortgage-backed securities. Cash was used by investing activities for expenses incurred in the sale of real property and the purchase of mortgage-backed securities. Cash was used by financing activities for dividends paid to Shareholders.

Item 8. Financial Statements and Financial Statement Schedules.

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                                TABLE OF CONTENTS
                                                                                                                      Page
Report of Independent Auditors.........................................................................................11
Consolidated Financial Statements:
         Balance Sheets at December 31, 1998 and 1997..................................................................12
         Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996................................13
         Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997, and 1996......................14
         Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996................................15
         Statements of Comprehensive Income or Loss for the Years Ended December 31, 1998, 1997, and 1996..............16
         Notes to Consolidated Financial Statements....................................................................17

                         REPORT OF INDEPENDENT AUDITORS

Metric Income Trust Series, Inc., a California corporation:

We have audited the accompanying consolidated balance sheets of Metric Income Trust Series, Inc., a California corporation ("the Fund"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income or loss for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Fund at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                               Ernst & Young LLP

San Francisco, California
February 12, 1999

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                                                                      1998          1997
                                                                      ----          ----
ASSETS

Cash                                                              $  1,291,000   $ 19,762,000
Accounts and Interest Receivable                                        14,000         65,000
Investment in Mortgage-Backed Securities - Net                       2,550,000           --
Real Estate Held for Sale                                                 --        1,744,000
Prepaid and Other Assets                                                22,000         54,000
                                                                  ------------   ------------

     Total Assets                                                 $  3,877,000   $ 21,625,000
                                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Dividends Payable                                                 $    868,000   $ 17,385,000
Payable to Sponsor and Affiliates                                        4,000         50,000
Other Accounts Payable and Accrued Liabilities                          36,000        326,000
                                                                  ------------   ------------

    Total Liabilities                                                  908,000     17,761,000
                                                                  ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001, 12,250,000 Shares
   authorized and 6,321,641 Shares issued and outstanding                6,000          6,000
Additional Paid-in Capital                                          55,200,000     55,200,000
Accumulated Dividends in Excess of Net Income                      (52,278,000)   (51,342,000)
Unrealized Holding Gain on Investment
   in Mortgage-Backed Securities                                        41,000           --
                                                                  ------------   ------------

   Total Shareholders' Equity                                        2,969,000      3,864,000
                                                                  ------------   ------------

   Total Liabilities and Shareholders' Equity                     $  3,877,000   $ 21,625,000
                                                                  ============   ============

                 See notes to consolidated financial statements

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                 1998          1997         1996
                                                                 ----          ----         ----

 Revenues:

 Lease income                                               $   122,000   $ 3,052,000   $ 4,109,000
 Interest on mortgage-backed securities                         120,000       401,000       611,000
 Interest and other income                                       84,000       275,000       166,000
 Gain on sale of mortgage-backed securities - net                  --         226,000          --
                                                            -----------   -----------   -----------
      Total Revenues                                            326,000     3,954,000     4,886,000
                                                            -----------   -----------   -----------


 Expenses (including $168,000, $389,000 and $467,000 paid
       or payable to advisor and affiliates in 1998, 1997 and 1996):

 Depreciation                                                      --         128,000       397,000
 General and administrative                                     339,000       856,000       697,000
 Impairment provision for real estate held for sale                --          42,000          --
                                                            -----------   -----------   -----------
       Total Expenses                                           339,000     1,026,000     1,094,000
                                                            -----------   -----------   -----------


 Income (Loss) before Gain (Loss) on Sale of Properties         (13,000)    2,928,000     3,792,000


 Gain (Loss) on Sale of Properties - Net                        (55,000)     (469,000)      760,000
                                                            -----------   -----------   -----------


 Net Income (Loss)                                          $   (68,000)  $ 2,459,000   $ 4,552,000
                                                            ===========   ===========   ===========

 Net Income (Loss) per Share
 Income before gain (loss) on sale of properties            $      --     $      0.46   $      0.60
 Gain (loss) on sale of properties - net                          (0.01)        (0.07)         0.12
                                                            -----------   -----------   -----------

      Net Income (Loss) per Share                           $     (0.01)  $      0.39   $      0.72
                                                            ===========   ===========   ===========

 Dividends per Share                                        $      0.14   $      4.79   $      2.08
                                                            ===========   ===========   ===========

                 See notes to consolidated financial statements

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                                                                                                            Unrealized
                                                                                                              Holding
                                                                                                            Gain/(Loss)
                                                                           Additional     Accumulated     on Investment in
                                                  Common Stock               Paid-in  Dividends in Excess Mortgage-Backed
                                              Shares         Amount          Capital     of Net Income     Securities-Net   Total
                                              ------         ------          -------     -------------     --------------   -----
 Balance, January 1, 1996                    6,321,641    $      6,000    $ 55,200,000   $(14,947,000)   $    358,000   $40,617,000

 Unrealized Holding Loss
     on Investment in Mortgage-Backed
     Securities - Net                                                                                        (188,000)     (188,000)

 Income Before Gain on
     Sale of Properties                                                                     3,792,000                     3,792,000

 Gain on Sale of Properties - Net                                                             760,000                       760,000

 Dividends Declared                                                                       (13,126,000)                  (13,126,000)
                                          ------------    ------------    ------------   ------------    ------------   ------------

 Balance, December 31, 1996                  6,321,641           6,000      55,200,000    (23,521,000)        170,000    31,855,000

 Realization of Unrealized Holding Gain
     on Investment in Mortgage-Backed
     Securities - Net                                                                                        (170,000)     (170,000)

 Income Before Loss on
     Sale of Properties                                                                     2,928,000                     2,928,000

 Loss on Sale of Properties - Net                                                            (469,000)                     (469,000)

 Dividends Declared                                                                       (30,280,000)                  (30,280,000)
                                          ------------    ------------    ------------   ------------    ------------   ------------

 Balance, December 31, 1997                  6,321,641           6,000      55,200,000    (51,342,000)           --       3,864,000

 Unrealized Holding Gain
     on Investment in Mortgage-Backed
     Securities - Net                                                                                          41,000        41,000

 Loss Before Loss on
     Sale of Properties                                                                      (13,000)                       (13,000)

 Loss on Sale of Properties                                                                  (55,000)                       (55,000)

 Dividends Declared                                                                         (868,000)                      (868,000)
                                          ------------    ------------    ------------   ------------    ------------   ------------

 Balance, December 31, 1998                  6,321,641    $      6,000    $ 55,200,000   $(52,278,000)   $     41,000   $  2,969,000
                                          ============    ============    ============   ============    ============   ============

                 See notes to consolidated financial statements

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                                                                      1998           1997            1996
                                                                      ----           ----            ----
Operating Activities

Net income (loss)                                                $    (68,000)  $  2,459,000   $  4,552,000
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities
    Depreciation and amortization                                      (1,000)       122,000        389,000
    Gain on sale of mortgage-backed securities - net                     --         (226,000)          --
     Impairment provision for real estate held for sale                  --           42,000
    (Gain) loss on sale of properties - net                            55,000        469,000       (760,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts and interest receivable          (8,000)      (178,000)      (332,000)
      (Increase) decrease in prepaid and other assets                  19,000          1,000       (106,000)
      Increase (decrease) in payable to sponsor and affiliates        (46,000)        41,000        (13,000)
      Increase (decrease) in other accounts payable and accrued
         liabilities                                                 (290,000)       139,000       (121,000)
                                                                 ------------   ------------   ------------
Net cash provided (used) by operating activities                     (339,000)     2,869,000      3,609,000
                                                                 ------------   ------------   ------------

Investing Activities

Purchase of mortgage-backed securities                             (2,702,000)          --             --
Proceeds from sale of mortgage-backed securities                         --        6,698,000           --
Principal payments received on mortgage-backed securities             194,000        615,000      1,144,000
Proceeds from sales of properties                                   1,975,000     23,812,000      9,039,000
Cash used for selling costs of properties                            (214,000)    (1,229,000)      (485,000)
                                                                 ------------   ------------   ------------
Net cash provided (used) by investing activities                     (747,000)    29,896,000      9,698,000
                                                                 ------------   ------------   ------------

Financing Activities

Dividends paid to Shareholders                                    (17,385,000)   (16,784,000)   (10,502,000)
                                                                 ------------   ------------   ------------
Cash used by financing activities                                 (17,385,000)   (16,784,000)   (10,502,000)
                                                                 ------------   ------------   ------------

Increase (Decrease) in Cash                                       (18,471,000)    15,981,000      2,805,000
Cash at beginning of year                                          19,762,000      3,781,000        976,000
                                                                 ------------   ------------   ------------

Cash at End of Year                                              $  1,291,000   $ 19,762,000   $  3,781,000
                                                                 ============   ============   ============

      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Unrealized holding gain (loss) on investment in mortgage-backed securities - see Note 3

 Sale of rental properties - see Note 8

                 See notes to consolidated financial statements

                       METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                   1998         1997         1996
                                                                   ----         ----         ----

Net income (loss)                                                $(68,000)  $ 2,459,000   $ 4,552,000

Unrealized holding gain (loss) on investment in mortgage-backed
   securities - net                                                41,000          --        (188,000)
Realization of unrealized holding gain on investment in
   mortgage-backed securities - net                                  --        (170,000)         --
                                                                 --------   -----------   -----------
Comprehensive Income (Loss)                                      $(27,000)  $ 2,289,000   $ 4,364,000
                                                                 ========   ===========   ===========

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

      Effective April 1, 1997, Metric Holdings Inc., the indirect Parent of Metric Realty, the former Advisor, was merged into a newly formed entity known as SSR Realty Advisors, Inc. ("SSR"). SSR was incorporated under the laws of Delaware on February 25, 1997 and is a registered investment adviser in accordance with the Investment Advisers Act of 1940. With the consent of the Fund, the Advisory Agreement was assigned to SSR by Metric Realty on March 27, 1997. SSR is a subsidiary of Metropolitan Life Insurance Company. Under the advisory agreement, SSR furnishes day-to-day management and carries out the investment objectives and policies established by the Board of Directors. An affiliate of the advisor owns 21,506 shares of common stock. The Fund has sold its real estate assets and is winding down its affairs.

      Consolidation - The consolidated financial statements include the statements of the Fund and its wholly-owned subsidiary which owned all properties located in Texas prior to their sale. All significant intercompany transactions and balances have been eliminated.

      Fair Value of Financial Instruments - Except for the Fund's investment in mortgaged-backed securities, the fair values of the Fund's financial instruments approximate their historic cost, as reported in the consolidated balance sheets. In accordance with FASB Statement 115, the Fund's investments in mortgage-backed securities are reported at fair value.

      Accounting Pronouncements - The Fund has adopted Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. SFAS 121 also provides for long-lived assets that are expected to be disposed of to be recorded at the lower of carrying value or fair market value less estimated cost to sell. An impairment provision for real estate held for sale was recorded in 1997 (See Note 4).

      In 1998, the Fund adopted Statement 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires the reporting of comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Therefore, unrealized holding gains and losses on mortgage-backed securities are included in the Consolidated Statements of Comprehensive Income or Loss.

      The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial statements and interim reporting to shareholders. The Fund adopted FAS 131 in 1998, and has determined that it has one operating and reportable segment, therefore, such adoption has no effect on the accompanying financial statements.

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

      Mortgage-Backed Securities - Mortgage-backed securities held at December 31, 1998, consist of certificates originated under or in connection with Federal housing programs of the Government National Mortgage Association ("GNMA") and are guaranteed as to payment of principal and interest. The Fund holds these securities as available-for-sale investments. Discounts are amortized over the terms of the related securities using the interest method. In accordance with SFAS Statement No. 115, mortgage-backed securities are carried at fair value.

      Concentrations of Credit Risk - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and investment in mortgage-backed securities. Although mortgage-backed securities are guaranteed as to principal and interest payments, they are interest rate sensitive financial instruments and their value will generally decrease if market interest rates increase. The Fund places cash in investment grade companies or financial institutions. Management believes the likelihood of incurring material losses is remote.

      Net Income (Loss) and Dividends Per Share - Net income (loss) and dividends per Share are based upon 6,321,641 Shares outstanding for each of the years ended December 31, 1998, 1997 and 1996. Dividends per Share were composed of $.14 return of capital in 1998, $.37 ordinary income, $.02 capital gains and $4.40 return of capital in 1997, and $.52 ordinary income, $.10 capital gains and $1.46 return of capital in 1996.

      Income Taxes - The Internal Revenue Code provides that a corporation can qualify as a REIT if, among other things, the corporation distributes at least 95 percent of its taxable income to Shareholders each year. If the corporation distributes at least 95 percent of its taxable income to Shareholders, such distributions can be treated as deductions for income tax purposes. Because the Fund qualifies as a REIT and had distributed amounts in excess of its taxable income for 1998, 1997, and 1996, no provision for income taxes has been made in the accompanying consolidated financial statements.

      The tax basis of the Shareholders' equity differs at December 31, 1998 from the amounts presented in the consolidated balance sheet as follows:


          Financial statement basis of Shareholders' equity      $2,969,000
          Tax basis of Shareholders' equity                       2,928,000
                                                                 -----------
          Difference                                               $ 41,000
                                                                 ==========

      The difference consists of the unrealized holding gain on investment in mortgage-backed securities.

2.    Transactions with Advisor and Affiliates
      In accordance with the Advisory Agreement, the Fund pays the Advisor and affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:
                                                   1998       1997       1996
                                                   ----       ----       ----
      Reimbursement of administrative expenses   $ 82,000   $200,000   $200,000
      Securities management fee                    11,000     25,000     38,000
      Advisory fee                                 75,000    164,000    229,000
                                                 --------   --------   --------

                                                 $168,000   $389,000   $467,000
                                                 ========   ========   ========

      The securities management fee was earned by State Street Research & Management Company, an affiliate of Metropolitan Life Insurance Company.

      The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994 were calculated at a rate of .75 percent per annum of the appraised value of the properties. Such fees were payable in full only if the Fund made annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution. To the extent that the dividend paid for a calendar quarter was less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor was proportionately reduced. No dividends were paid for the first quarter of 1998; therefore no advisory fee was earned. In February 1998, the Independent Directors approved the renewal of the term of the Advisory Agreement to December 31, 1998, with flat fees of $25,000 per quarter to be paid to the Advisor with the quarter commencing April 1, 1998.

3.    Mortgage-Backed Securities

      In 1998, the Fund purchased mortgage-backed securities of the Government National Mortgage Association ("GNMA"). The securities had a par value of $2,717,000 and were purchased at a $15,000 discount for a net purchase price of $2,702,000. In accordance with SFAS 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value with unrealized gains and losses reported as a net amount in a separate component of Shareholder's Equity. In 1998, the Fund had a $41,000 unrealized holding gain on investment in mortgage-backed securities. Fair values of mortgage-backed securities at December 31, 1998 were as follows.

                                                         Gross       Gross
                                                       Unrealized  Unrealized   Estimated
                                           Amortized    Holding      Holding      Fair
                                              Cost       Gains       Losses       Value
                                              ----       -----       ------       -----
      GNMA.............................    $2,509,000   $41,000        $0      $2,550,000

      The coupon rate of the securities is 6.5% per annum and the repayment period terminates in 2024.

      In 1997, sales proceeds from mortgage-backed securities were $6,698,000 resulting in gross realized gains of $244,000 and gross realized losses of $18,000. In 1996, the fund incurred a $188,000 unrealized holding loss.

4.    Real Estate Held for Sale

      At December 31, 1997, the two remaining properties owned by the Fund (Rubidoux National Convenience Store and the Pearle Express Store) were classified as real estate held for sale. Rubidoux National Convenience Store was classified as real estate held for sale in 1996 when the Fund's Board of Directors approved a plan to market for sale the sixteen National Convenience Stores located in California, Georgia and Texas. Two of the stores were subsequently sold in 1996 and thirteen were sold in 1997. Rubidoux National Convenience Store was sold in 1998 (see Note 8).

      As a result of the Board of Directors' decision to proceed with an orderly liquidation of the Fund, as of June 30, 1997, the remaining Rental Properties owned by the Fund (Haverty's Furniture Store, Wickes Furniture Store and the Pearle Express Store) were classified as Real Estate Held for Sale in accordance with SFAS 121. Haverty's Furniture Store and Wickes Furniture Store were subsequently sold in the fourth quarter of 1997. The Pearle Express Store was sold in 1998 (see Note 8).

      In accordance with SFAS 121, an impairment provision of $42,000 was recorded in 1997 to reduce the carrying value of the Pearle Express Store to its estimated fair market value less cost to sell.

5.    Other Accounts Payable and Accrued Liabilities

      In the fourth quarter of 1997, the Fund's Board of Directors approved the purchase of a directors and officers' liability insurance policy at a cost of $274,000. This amount was recorded as an accrual in the 1997 consolidated financial statements and was subsequently paid in January 1998. The insurance covers the period from inception of the Fund's operations to six years after sale of the Fund's last property. As the premium is non-refundable and most of the Fund's assets had been liquidated as of December 31, 1997, the entire premium was expensed in 1997.

6.    Contingencies and Major Tenant Developments

      In 1997, in connection with the marketing of the convenience stores, the Fund commissioned Phase I Environmental Site Assessments which revealed that Circle K, the tenant of the Rubidoux National Convenience Store property, had reported hydrocarbon contaminants to regulatory authorities in April 1994. It was estimated that the total cost to cure the contamination would not exceed $120,000. Per the terms of the lease, the lessee was required to notify the Fund at the time of discovery and to promptly remediate the problem but no such action was taken. The Fund subsequently negotiated the specific terms of indemnification with Circle K, and is in receipt of an Indemnity Letter executed by Circle K. The property was sold in December 1998. (See Note 8).

      The Fund received $76,000 in lieu of 2,638 shares of common stock plus accrued interest in 1997 in connection with settlement of its claim filed in conjunction with the bankruptcy and subsequent reorganization of NCS. Total compensation received by the Fund in connection with the settlement approximates $338,000.

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

7.    General and Administrative

      According to Section 6.3 of the Fund's Bylaws, Operating Expenses (as defined) may not exceed the greater of (a) 2 percent of the Average of Invested Assets for that year or (b) 25 percent of the Net Income of the Fund (as defined) for that year, unless a majority of the Independent Directors find this excess justified. In 1998 and 1997, Operating Expenses did exceed 2 percent of the Fund's Average of Invested Assets and 25 percent of the Fund's Net Income. It was determined unanimously by the Independent Directors that the excess was justified based on the reduction in the amount of the Fund's Invested Assets and Net Income as a result of the ongoing liquidation of the Fund's properties while the Fund's expenses had not declined proportionately.

8.    Sale of Rental Properties

      In December 1998 the Fund sold the Circle K store (originally Stop N Go Store #2092) located in Rubidoux, California for $970,000. After payment of expenses of sale of $113,000 (including real estate commission of $58,000 paid to outside brokers), the proceeds to the Fund were $857,000. The carrying value at the time of sale was $887,000 (including $59,000 deferred lease income receivable), resulting in a loss of $30,000.

      In March 1998 the Fund sold the Pearle Express Store located in Morrow, Georgia for $1,005,000. After payment of expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers), the proceeds received by the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in loss of $14,000.

      In December 1997 the Fund sold Wickes Furniture Store located in Torrance, California for $7,550,000. After payment of expenses of sale of $255,000 (including real estate commissions of $227,000 paid to outside brokers), the proceeds to the Fund were $7,295,000. The carrying value at the time of sale was $8,846,000 (including $241,000 deferred lease income receivable), resulting in a loss of $1,551,000 recognized in 1997. An additional loss of $5,000 was recognized in 1998 after the payment of additional expenses of sale.

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

      In December 1997 the Fund sold the Circle K store (originally Stop N Go Store #2374) located in Placentia, California for $1,417,0000. After payment of expenses of sale of $76,000 (including real estate commissions of $57,000 paid to outside brokers), the proceeds to the Fund were $1,341,000. The carrying value at the time of sale was $917,000 (including $56,000 deferred lease income receivable), resulting in a gain of $424,000 recognized in 1997. A reduction of the gain in the amount of $2,000 was recognized in 1998 after the payment of additional expenses of sale.

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

      In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #285 located in Fort Worth, Texas for $636,000. After payment of expenses of sale of $42,000 (including real estate commissions of $25,000 paid to outside brokers), the proceeds to the Fund were $594,000. The carrying value at the time of sale was $790,000 (including $38,000 deferred lease income receivable), resulting in a loss of $196,000 recognized in 1997. An additional loss of $2,000 was recognized in 1998 after the payment of additional expenses of sale.

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

      In December 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #1386 located in San Antonio, Texas for $841,000. After payment of expenses of sale of $49,000 (including real estate commissions of $34,000 paid to outside brokers), the proceeds to the Fund were $792,000. The carrying value at the time of sale was $922,000 (including $50,000 deferred lease income receivable), resulting in a loss of $130,000 recognized in 1997. An additional loss of $2,000 was recognized in 1998 after the payment of additional expenses of sale.

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

      In March 1997 the Fund's subsidiary, Metric Real Estate, L.P., sold Stop N Go Store #655 located in Dallas, Texas for $1,392,000. After payment of expenses of sale of $103,000 (including a real estate commission of $80,000 paid to an outside broker), the proceeds to the Fund were $1,289,000. The carrying value at the time of sale was $715,000 (including $43,000 deferred lease income receivable), resulting in a gain of $574,000.

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

      In November 1996 the Fund sold the Circle K store (originally Stop N Go Store #674) located in Rancho Cucamonga, California for $1,650,000. After payment of the expenses of sale of $103,000 (including real estate commissions of $93,000 paid to outside brokers) the proceeds received by the Fund were $1,547,000. The carrying value at the time of sale was $1,038,000 (including $37,000 deferred lease income receivable) resulting in a gain of $509,000

      In July 1996 the Fund sold the Pearle Express Store located in Orland Park, Illinois for $1,069,000. After payment of the expenses of sale of $81,000 (including real estate commissions of $64,000 paid to outside brokers) the proceeds received by the Fund were $988,000. The carrying value at the time of sale was $1,034,000 resulting in a loss of $46,000.

      In June 1996 the Fund sold the Sam's Club property located in Menomonee Falls, Wisconsin for $4,910,000 (after credit to seller for a construction holdback of $28,000). After payment of the expenses of sale of $201,000 (including real estate commission of $168,000 paid to an outside broker), the proceeds received by the Fund were $4,709,000. The carrying value at the time of sale was $4,135,000 resulting in a gain of $574,000. Of the proceeds received by the Fund, $108,000 was deposited into an escrow account to secure payment for construction work to be completed by the tenant at the property. The tenant subsequently claimed that the work specified was beyond the requirements under the original lease. The tenant was to pay for the work to the extent required under the lease, and the remainder was to be paid for from the escrowed funds. Any remaining funds from the escrow account were to be released to the Fund. As of December 31 1997, it was estimated that $72,000 of the construction work would be paid from the escrowed funds. This amount was recognized in 1997 as a reduction of the previously recognized gain on sale. In 1998, $92,000 was paid from escrow for the completed work. In 1998, the Fund received $15,000 for the work from the tenant and expects to receive another $5,000 from the tenant in 1999. The Fund also expects to receive the remaining funds from the escrow in 1999, which are expected to approximate $20,000.

9.    Subsequent Events

      In January 1999, a pool of mortgage-backed securities was sold for $669,000 resulting in a realized gain of $8,000.

      On January 21, 1999, the fund paid a dividend of $868,000 to Shareholders of record at December 31, 1998.

                                    PART III

Item 10.  Directors and Executive Officers.

Directors

The following indicates each Director's age and his principal experience during the past five or more years (an "Independent Director" is not an officer of the Fund nor a Director or officer of the Advisor or of its affiliates):

Thomas P. Lydon, Jr. Chairman, President and Chief Executive Officer, age 50. Mr. Lydon has been President and Chief Executive Officer of the Advisor since February 1995 and became Chairman of the Fund in March 1997. Prior to joining the Advisor, Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation ("MBL") (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee, rebuild and organize the real estate investment division of MBL. Mr. Lydon's experience before joining MBL included serving as Executive Vice President and principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992, and as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990. Mr. Lydon graduated from Syracuse University with a Bachelor's Degree in Business Administration in 1970.

William A. Finelli. Director, Vice President, Chief Financial Officer and Treasurer, age 41. Mr. Finelli has been Managing Director, and a Vice President, Chief Financial Officer and Treasurer of the Advisor since August 1995 and became a Director of the Fund in March 1997 and its Vice President, Chief Financial Officer and Treasurer in April 1997. He is responsible for overseeing the day-to-day activity of the accounting, finance, legal, technology and valuation areas of the Advisor. Before he joined the Advisor, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor's Degree in Accounting in 1979 and is a certified public accountant.

William F. Garlock. Independent Director, age 49. Mr. Garlock has been an Independent Director of the Fund since its formation. He is President and a director of Garlock & Company, a real estate merchant bank he formed in 1987. He resigned in June 1993 as President and a member of the Board of Directors of Lincoln N.C. Realty Fund Incorporated, a publicly held real estate investment trust, positions he held for more than five years. Prior to 1987, Mr. Garlock spent five years with Blackman, Garlock, Flynn & Co., a real estate merchant banking firm he started in San Francisco. From 1977 through 1981, he served as Senior Vice President in charge of Finance for Daon Corporation, a real estate developer based in Canada. Mr. Garlock currently serves as a member of the Board of Directors of Brennan Garlock, Inc., a private banking firm. He received a Bachelor of Arts Degree from the University of California at Santa Barbara and a Master's Degree in Business Administration from Stanford University.

William G. Moeckel, Jr. Independent Director, age 52. Mr. Moeckel has been an Independent Director of the Fund since its formation. He is President of Moeckel & Co. and a partner of Thayer Hotel Investors II, L.P., a private investment partnership investing in U.S. hotel assets. He was instrumental in the formation in 1996 of this partnership and serves as its Chief Acquisitions Officer. Mr. Moeckel has over 20 years of diversified real estate development experience. From 1989 through January of 1993, he was managing partner of Moeckel, Murphy & Co. From 1986 to May of 1989, he was President of Cumberland Peale, Ltd. From 1984 through 1986, he was Senior Vice President and Director of Hotel Development of The Landmarks Group, a commercial real estate development company based in Atlanta. From 1978 to 1984, he was a partner in the Atlanta office of Laventhol and Horwath, Certified Public Accountants. Mr. Moeckel has also previously served as Senior Vice President and Chief Development Officer of Embassy Suites, Inc. Mr. Moeckel holds a real estate broker's license in Georgia and is a member of the Atlanta Board of Realtors. He graduated from Cornell University with a Bachelor of Science Degree in 1972.

Robert M. Rouse. Independent Director, age 52. Mr. Rouse has been an Independent Director of the Fund since its formation. He is the President of Woodmont Real Estate Services, a real estate management and consulting firm located in Belmont, California, which merged with Rouse Real Estate Associates, a real estate management and consulting firm. Since January 1994 he has also been a Director of a private real estate investment trust for institutional investors which has invested in apartment properties and for which the Advisory Company is the Advisor. Mr. Rouse was president of Rouse Real Estate Associates from 1986-1990. In 1985, Mr. Rouse was President of Brichard Management Corp., a San Francisco-based real estate investment company, where he had responsibility for property acquisition and management throughout California and Arizona. From 1973 to 1985, he was employed by the Fox Group, where he served in a number of capacities, including Senior Vice President, National Sales and Executive Vice President and Chief Operating Officer of Fox & Carskadon Management Corporation. Mr. Rouse graduated from Golden Gate University in 1969 with a Bachelor of Science Degree in Accounting and Management and in 1977 with a Master's Degree in Business Administration-Finance. Mr. Rouse has been designated a Certified Property Manager by the Institute of Real Estate Management.

Officers

Set forth below is information regarding the Fund's sole executive officer (other than Thomas P. Lydon, Jr. and William A. Finelli whose biographical information is set forth under the Section entitled "Directors").

Herman H. Howerton. Vice President, General Counsel and Secretary. Age 55. Since August 1988, Mr. Howerton has been a Vice President and General Counsel of the Advisor and was Senior Vice President, Corporate Counsel from March to August 1988. In April, 1997, he also became Managing Director of the Advisor. He has been a Vice President and General Counsel and Secretary of the Fund since its formation. Mr. Howerton received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctor Degree from Harvard Law School in 1968. He is a member of the State Bar of California and a licensed California real estate broker.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the officers and directors of a public company and persons who beneficially own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") on Forms 3, 4 and 5 and to submit copies of these Forms to the company. Under Section 16 of the Exchange Act, the Fund is required to identify in this Annual Report the name of each person who failed to file a required Form on a timely basis and to set forth the number of late Forms, the number of transactions that were not reported on a timely basis and any known failure to file a required Form.

Based solely on its review of the copies of any Forms 3, 4 and 5 received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Fund believes that during the most recent fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to those persons who were, at any time during the last fiscal year of the Fund, officers, Directors or greater than ten percent Shareholders of the Fund were complied with.

Item 11.  Compensation.

Directors and officers of the Fund who are employed by the Advisor or its affiliates received no compensation from the Fund during 1998. Because all of the officers of the Fund are employed by the Advisor, none of the officers received any compensation from the Fund. The aggregate remuneration paid for services during 1998 to all Independent Directors (as defined below) as a group was $28,566, including reimbursement of expenses incurred in attending meetings and conducting the business of the Fund. No Director received from the Fund aggregate remuneration for services during 1998 in excess of $60,000, including reimbursement for expenses incurred in attending meetings and conducting the business of the Fund. Those Directors who are not officers of the Fund nor Directors or officers of the Advisor or its affiliates (the "Independent Directors") received a quarterly fee of $2,250 through June 30, 1998 and $1,250 thereafter plus $500 for each meeting of the Board attended in person and $100 for each meeting attended by telephone conference call. All Directors are entitled to reimbursement of expenses incurred in attending meetings and carrying on the business of the Fund. For 1998, Mr. Moeckel received reimbursement of expenses of $2,120, Mr. Garlock received reimbursement of expenses of $2,052, and Mr. Rouse received reimbursement of expenses of $894.

The Advisor is compensated for its services as advisor pursuant to an Advisory Agreement originally between the Fund and Metric Realty. On March 27, 1997, the Advisory Agreement was assigned by Metric Realty to, and the obligations thereunder were assumed by, SSR Realty Advisors, Inc., an affiliate of Metric Realty. This Assignment and Assumption was unanimously approved by the Independent Directors on March 27, 1997.

The Advisory Agreement provides for, among other things, a regular quarterly advisory fee, certain transactional fees and reimbursement of certain expenses (see Item 13. for the amount of such reimbursements for 1998). Pursuant to
Section 4.9 of the Fund's Bylaws, the Independent Directors are required at least annually to reach a determination that the Advisor's compensation is reasonable in relation to the nature and quality of services performed. Such determination must be based on the following criteria and reflected in the records of the Directors' determination: (i) the size of the advisory fee in relationship to the size, composition and profitability of the invested assets;
(ii) the investment opportunities generated by the Advisor; (iii) advisory fees paid to other advisors by other real estate investment trusts; (iv) additional revenues realized by the Advisor and its affiliates through their relationship with the Fund, (v) the quality and extent of services and advice furnished by the Advisor; (vi) the quality of the portfolio of the Fund in relationship to the investments generated by the Advisor for its own account; and (vii) all other factors the Independent Directors may deem relevant. On February 22, 1999, following due consideration of each of the foregoing criteria, the Independent Directors unanimously approved the extension of the Advisory Agreement through the period ending December 31, 1999.

The quarterly advisory fees paid to the Advisor under the Advisory Agreement through March 31, 1998, were calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees were payable in full only if the Fund made annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution, i.e., the original invested capital paid by all Shareholders for the shares reduced by the total dividends from the sale or disposition of any property or the sale or principal repayment of securities. To the extent that dividends paid for a calendar quarter were less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor for that quarter was to be proportionately reduced. In connection with the extension of the Advisory Agreement to cover the period April 1, 1998 to December 31, 1998, in view of the Fund's property sales and the uncertainty regarding the amount of dividends expected to be paid for the remainder of 1998 and the need for services by the Advisor to wind down the affairs of the Fund, the advisory fees to be paid to the Advisor were modified to flat fees of
$25,000 per quarter, not related to dividends paid. Based on similar considerations, the advisory fees to be paid to the Advisor during 1999 are to be flat fees of $25,000 per quarter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 15, 1999, the percentage of the outstanding Shares of common stock of the Fund beneficially owned by any Shareholder was less than five percent. As of such date, the only Director or officer of the Fund who beneficially owned any Shares of the Fund was William F. Garlock, an Independent Director, who owned 3,127.7642 Shares (which amount is less than one percent of the outstanding Shares of the Fund). An affiliate of the Advisor owns 21,506 Shares of the Fund, which amount is less than one percent of the outstanding Shares of the Fund. The members of the Board of Directors of the Advisor are Thomas P. Lydon, Jr., Gerard P. Maus and Ralph F. Verni. The last two named individuals are also officers of State Street Research & Management Company ("State Street Research"), a subsidiary of Metropolitan Life Insurance Company ("Metropolitan Life").

Item 13.  Certain Relationships and Related Transactions.

The Fund is a party to the Advisory Agreement with the Advisor. Thomas P. Lydon, Jr., the Chairman, President and Chief Executive Officer of the Fund, is President and Chief Executive Officer and a Director of the Advisor. William A. Finelli, a Director and Vice President, Chief Financial Officer of the Fund, is Vice President, Chief Financial Officer, Treasurer and Managing Director of the Advisor.

The term of the Advisory Agreement has been extended by the action of the Independent Directors to December 31, 1999. Services provided to the Fund by the Advisor include real estate disposition assistance, financial services and asset management services.

The Fund's Advisory Agreement with the Advisor provides, among other things, for payment of regular quarterly advisory compensation, together with reimbursement of certain expenses. (See "Item 11. Compensation" above for information regarding this advisory compensation.) Under the Advisory Agreement, the Advisor and its affiliates are entitled to reimbursement for all costs incurred in providing services to the Fund. These reimbursable costs fall into two categories: direct costs and allocated common overhead costs. Such reimbursable costs include, but are not limited to, the cost of rent, goods or material furnished or incurred by the Advisor in connection with services rendered to or for the benefit of the Fund based upon the compensation of the individuals involved and an appropriate share of overhead. Such reimbursable costs also include costs of legal, accounting, and other contracted services, and related general and administrative costs. As amended, the Advisory Agreement also provides for payment to the Advisor of a flat fee of $25,000 per quarter. (See "Item 11. Compensation" above).

During 1998, SSR Realty Advisors, Inc. ("SSR") earned advisory fees of $75,000, and received or had the right to receive as of December 31, 1998, $82,500 in reimbursement of expenses, pursuant to the Advisory Agreement. SSR did not earn acquisition or other fees from the Fund in 1998. Additionally, the Fund has entered into an agreement with State Street Research pursuant to which State Street Research manages the Fund's mortgage-backed securities portfolio. State Street Research is a subsidiary of Metropolitan Life and an affiliate of the Advisor. During 1998, State Street Research earned $10,596 in fees from the Fund.

The above-described arrangements were not made pursuant to arm's length negotiations. In the opinion of the Independent Directors of the Fund, however, the terms are as beneficial to the Fund as terms which could be obtained from an independent third party or parties for similar services and the compensation of the Advisor and State Street Research is reasonable in relation to the nature and quality of services performed by the Advisor and State Street Research, respectively.

Due to the reduction in the lease and interest income resulting from the sale of the Fund's assets, the Fund's actual expenses for 1998 and projected expenses for 1999, respectively, exceed the limitations set forth in the original offering Prospectus, dated June 30, 1989 (the " Prospectus"), and in the Amended and Restated Bylaws of the Corporation, dated August 3, 1989 (the "Bylaws"). The terms of both the Prospectus and the Bylaws require that, if in any year the total operating expenses of the Fund exceed the greater of (a) 2 percent of the average invested assets for that year or (b) 25% of the net income for that year, the Independent Directors must conclude that the level of expenses is justified if the Advisor is to be fully reimbursed. The Bylaws also require that a written disclosure be made to Shareholders that these limitations have been exceeded and as to the factors considered by the Independent Directors in reaching their conclusion.

In Written Consents executed in the first quarter of 1999, the Independent Directors unanimously found that the actual level of expenses for 1998 and the projected level of expenses for 1999, respectively, was and is justified. This finding was based upon the fact that the Fund's expenses have not declined proportionately with the reduction in the Fund's asset base and income resulting from the winding up of the Fund. The Independent Directors authorized the Advisor to be fully reimbursed for the 1998 expenses and, provided no category of expense incurred in 1999 is more than 10% in excess of the projections reviewed by such Directors, for the 1999 expenses.


                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a) 1. and 2. See Item 8 of this Form 10-K for consolidated financial statements for the Fund, notes thereto, and financial statement schedules. (A table of contents to consolidated financial statements and financial statement schedules is included in Item 8 and incorporated herein by reference.)

(b) No reports on Form 8-K were required to be filed during the last quarter covered by this Report. On January 6, 1999, subsequent to the close of the quarter, a Report was filed on Form 8-K reporting the disposition of the Circle K store in Rubidoux, California.

(c) Copies of these filings may be obtained by contacting the Securities and Exchange Commission or via a written request to the Shareholder Representative at SSR Realty Advisors, Inc., One California Street, Suite 1400, San Francisco, California 94111.

(d)      List  of  Exhibits (numbered  in accordance with Item 601 of Regulation
         S-K):

         3.1 Restated Articles of Incorporation of the Registrant. Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

         3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Post Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

         10.1 Advisory Agreement dated June 29, 1989, between the Registrant and Metric Realty. Incorporated by reference to Post Effective Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed with the Commission on September 29, 1989.

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

         10.7 Custodial Services Agreement dated July 17, 1989 between Citibank, N.A., Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's Form S-11 Registration Statement filed with the Commission on February 28, 1990.

         10.8 Indemnification Agreements dated May 7, 1991, between Registrant and the following: William G. Moeckel, Jr., Donald
                  K. Devine, William F. Garlock, W. Patrick McDowell, and Robert
                  M. Rouse. Incorporated by reference to the Registrant's Annual Report on Form 10-K for1993 filed with the Commission on February 25, 1994.

         10.9 Indemnification Agreements dated February 11, 1994, between Registrant and the following: Carroll Archibald, Robert A. Fiddaman, Margot M. Giusti, Herman H. Howerton, and Joyce Jaber. Incorporated by reference to the Registrant's Annual Report on Form 10-K for1993 filed with the Commission on February 25, 1994.

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

         10.18 First Amendment, dated March 31, 1997, to lease between the Registrant and Pearle, Inc., dated May 4, 1988. Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 14, 1997.

         10.19 Eighth Amendment to Advisory Agreement dated as of April 1, 1997, between Registrant and SSR Realty Advisors, Inc. Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 14, 1997.

         10.20 Earnest Money Contracts for Stop N Go Stores located in Clute, Sealy, and Dallas, Texas, dated February 10, 1997, February 18, 1997, and February 7, 1997, respectively, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on March 14, 1997, as amended on Form 8-K/A, filed with the Commission on April 18, 1997.

         10.21 Earnest Money Contract for Stop N Go Store located in Texas City, Texas, dated March 13, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on April 11, 1997, as amended on Form 8-K/A, filed with the Commission on April 18, 1997.

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

         10.25 Earnest Money Contract for Haverty's Furniture Store located in Plano, Texas dated September 2, 1997, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 3, 1997, as amended on Form 8-K/A, filed with the Commission on March 10, 1998.

         10.26 Ninth Amendment to the Advisory Agreement dated as of April 1, 1998, between the Registrant and SSR Realty Advisors, Inc., incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 31, 1998.

         10.27 Agreement for Purchase and Sale of Wickes Furniture Store located in Torrance, California dated November 19, 1997, incorporated by reference to the Registrant's Report on Form 8-K, filed with the Commission on January 9, 1998, as amended on Form 8-K/A, filed with the Commission on June 23, 1998.

         10.28 Agreement for Purchase and Sale of Pearle Express Store located in Morrow, Georgia dated February 18, 1998 incorporated by reference to the Registrant's Report on Form 8-K, filed with the Commission on March 13, 1998, as amended on Form 8-K/A, filed with the Commission on April 22, 1998.

         10.29 Tenth Amendment to the Advisory Agreement dated as of January 1, 1999, between the Registrant and SSR Realty Advisors, Inc.

         16.1 Letter from Deloitte and Touche, LLP dated September 27, 194 to the Securities and Exchange Commission. Incorporated by reference to the Registrant's Report on form 8-K filed with the Commission on September 28, 1994.

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

         20.5 Letter dated February 27, 1998 from Registrant to its Shareholders regarding reimbursement of expenses. Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 31, 1998.

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

                                   REGISTRANT

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California Corporation


                                        By:     /s/ Thomas P. Lydon, Jr.
                                               --------------------------
                                               Thomas P. Lydon, Jr.
                                               President, Chairman of the Board,
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

                                       Date:   March 24, 1999
                                               --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ William A. Finelli        By:      /s/ Robert M. Rouse
         -----------------------               -----------------------
         William A. Finelli                    Robert M. Rouse
         Director                              Director


By:      /s/ William G. Moeckel        By:      /s/ William F. Garlock
         -----------------------                -----------------------
         William G. Moeckel                     William F. Garlock
         Director                               Director



Date:    March 24, 1999
         -----------------------