Form 10-Q
period 1999-03-31
METRIC INCOME TRUST SERIES INC
filed 1999-05-13
CIK 846722

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Shares of common stock outstanding as of March 31, 1999:  6,321,641.

--------------------------------------------------------------------------------

                                     PART 1

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       March 31,    December 31,
                                                         1999          1998
                                                         ----          ----

ASSETS

Cash                                                $    281,000   $  1,291,000
Accounts and Interest Receivable                           9,000         14,000
Investment in Mortgage-Backed Securities               1,769,000      2,550,000
Prepaid and Other Assets                                   5,000         22,000
                                                    ------------   ------------

     Total Assets                                   $  2,064,000   $  3,877,000
                                                    ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                                   $       --     $    868,000
Payable to Advisor and Affiliates                          3,000          4,000
Other Accounts Payable and Accrued Liabilities            36,000         36,000
                                                    ------------   ------------

    Total Liabilities                                     39,000        908,000
                                                    ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001,
   12,250,000 Shares authorized and 6,321,641
   Shares issued and outstanding                           6,000          6,000
Additional Paid-in Capital                            55,200,000     55,200,000
Accumulated Dividends in Excess of Net Income        (53,191,000)   (52,278,000)
Unrealized Holding Gain on Investment in
   Mortgage-Backed Securities                             10,000         41,000
                                                    ------------   ------------

   Total Shareholders' Equity                          2,025,000      2,969,000
                                                    ------------   ------------

   Total Liabilities and Shareholders' Equity       $  2,064,000   $  3,877,000
                                                    ============   ============

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                         1999           1998
                                                         ----           ----

Revenues:
Lease income                                           $    --       $  45,000
Interest on mortgage-backed securities                    31,000          --
Interest income                                           17,000        61,000
Gain on sale of mortgage-backed securities                 8,000          --
                                                       ---------     ---------
     Total Revenues                                       56,000       106,000
                                                       ---------     ---------

Expenses:
General and administrative                                75,000        86,000
                                                       ---------     ---------
     Total Expenses                                       75,000        86,000
                                                       ---------     ---------

Income (Loss) Before Loss on Sale of Properties          (19,000)       20,000

Loss on Sale of Properties - Net                            --         (24,000)
                                                       ---------     ---------

Net Loss                                               $ (19,000)    $  (4,000)
                                                       =========     =========

Net Income (Loss) per Share:
Income (Loss) before loss on sale of properties        $    --       $    --
Loss on sale of properties                                  --            --
                                                       ---------     ---------

     Net Loss per Share                                $    --       $    --
                                                       =========     =========

Dividends per Share                                    $    0.14     $    --
                                                       =========     =========

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                         1999           1998
                                                         ----           ----

Net loss                                               $ (19,000)    $  (4,000)
Unrealized holding loss on investment in
  mortgage-backed securities                             (23,000)         --
Realization of unrealized holding gain on
  investment in mortgage-backed securities                (8,000)         --
                                                       ---------     ---------
Comprehensive loss                                     $ (50,000)    $  (4,000)
                                                       =========     =========

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
               For the Three Months Ended March 31, 1999 and 1998



                                                                                                   Unrealized
                                                                                                     Holding
                                                                                  Accumulated     Gain/(Loss)on
                                              Common Stock           Additional   Dividends in    Investment in
                                              ------------            Paid-in      Excess of     Mortgage-Backed
                                          Shares         Amount       Capital      Net Income    Securities - Net   Total
                                          ------         ------       -------      ----------    ----------------   -----
 Balance, January 1, 1999                6,321,641   $      6,000   $ 55,200,000  $(52,278,000)  $     41,000  $  2,969,000


 Unrealized Holding Loss
     on Investment in Mortgage-Backed
     Securities                                                                                       (23,000)      (23,000)

 Realization of Unrealized Holding
     Gain on Investment in Mortgage-
     Backed Securities                                                                                 (8,000)       (8,000)

 Net Loss                                                                              (19,000)                     (19,000)

 Dividends Declared                                                                   (894,000)                    (894,000)
                                         ---------   ------------   ------------  ------------   ------------  ------------

 Balance, March 31, 1999                 6,321,641   $      6,000   $ 55,200,000  $(53,191,000)  $     10,000  $  2,025,000
                                         =========   ============   ============  ============   ============  ============



 Balance, January 1, 1998                6,321,641   $      6,000   $ 55,200,000  $(51,342,000)  $       --    $  3,864,000

 Income Before Loss on Sale of
     Properties                                                                         20,000                 $     20,000

 Loss on Sale of Properties                                                            (24,000)                     (24,000)
                                         ---------   ------------   ------------  ------------   ------------  ------------

 Balance, March 31, 1998                 6,321,641   $      6,000   $ 55,200,000  $(51,346,000)  $       --    $  3,860,000
                                         =========   ============   ============  ============   ============  ============

           See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999          1998
                                                         ----          ----

Operating Activities

Net Loss                                            $    (19,000)  $     (4,000)
Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization                                          (1,000)          --
    Gain on sale of mortgage-backed securities            (8,000)          --
    Loss on sale of properties                              --           24,000
    Changes in operating assets and liabilities:
      Decrease in accounts and interest receivable         5,000          5,000
      Decrease in prepaid and other assets                17,000          1,000
      Decrease in payable to sponsor and
        affiliates                                        (1,000)       (40,000)
      Decrease in other accounts payable and
        accrued liabilities                                 --         (301,000)
                                                    ------------   ------------
Net cash used by operating activities                     (7,000)      (315,000)
                                                    ------------   ------------

Investing Activities

Proceeds from sale of mortgage-backed securities         669,000           --
Principal payments received on mortgage-backed
  securities                                              90,000           --
Proceeds from sale of properties                            --        1,005,000
Cash used for selling costs of properties                   --         (119,000)
                                                    ------------   ------------
Net cash provided by investing activities                759,000        886,000
                                                    ------------   ------------

Financing Activities

Dividends paid to Shareholders                        (1,762,000)   (17,385,000)
                                                    ------------   ------------
Cash used by financing activities                     (1,762,000)   (17,385,000)
                                                    ------------   ------------

Decrease in Cash                                      (1,010,000)   (16,814,000)
Cash at beginning of period                            1,291,000     19,762,000
                                                    ------------   ------------

Cash at End of Period                               $    281,000   $  2,948,000
                                                    ============   ============

SUPPLEMETAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Sale of rental properties - see Note 4
Unrealized holding gain on investment in mortgage-backed securities - see Note 5

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Reference to 1998 Audited Consolidated Financial Statements

     These unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1998 audited consolidated financial statements.

     The  financial   information  contained  herein  reflects  all  normal  and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.   Transactions with Advisor and Affiliates

     In accordance with the Advisory Agreement, the Fund pays the Advisor and its affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                                           1999       1998
                                                           ----       ----

     Reimbursement of administrative expenses            $20,000    $44,000
     Securities management fee                             2,000       --
     Advisory fee                                         25,000       --
                                                         -------    -------

     Total                                               $47,000    $44,000
                                                         =======    =======

     The securities management fee was earned by State Street Research & Management Company, an affiliate of the Advisor.

     The quarterly advisory fees payable to the Advisor under the Advisory Agreement commencing April 1, 1994 were calculated at a rate of 0.75 percent per annum of the appraised value of the properties. Such fees were payable in full only if the Fund made annualized dividend payments equaling at least 8.5 percent of the Shareholders' adjusted capital contribution. To the extent that the dividend paid for a calendar quarter was less than 8.5 percent on an annualized basis, the advisory fee payable to the Advisor was proportionately reduced. No dividends were paid for the first quarter of 1998; therefore no advisory fee was earned. In February 1998, the Independent Directors approved the renewal of the term of the Advisory Agreement to December 31, 1998 with flat fees of $25,000 per quarter to be paid to the Advisor with the quarter commencing April 1, 1998. In the first quarter of 1999, the Independent Directors approved the extension of the Advisory Agreement and the payment of flat fees of $25,000 per quarter to December 31, 1999.

3.   Net Loss per Share

     Net loss per Share is based upon 6,321,641 Shares outstanding.

4.   Sale of Rental Properties

     In the first quarter of 1998, additional expenses of sale were paid and a loss on sale totaling $10,000 was recognized for the following properties which were sold in December of 1997: the National Convenience Stores located in Placentia, California, Marietta, Georgia, and Fort Worth and San Antonio, Texas, and the Wickes Furniture Store located in Torrance, California.

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

5.   Mortgage-Backed Securities

     In the  first  quarter  of 1999,  the Fund  sold a pool of  mortgage-backed securities.  Net  proceeds  from  the sale  were  $669,000  resulting  in a realized gain of $8,000. In accordance with FAS 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value with unrealized gains and losses reported as a net amount in a separate component of Shareholders' Equity. Fair values of mortgage-backed securities at March 31, 1999 and December 31, 1998 were as follows:

                            Gross Unrealized   Gross Unrealized   Estimated Fair
            Amortized Cost    Holding Gains     Holding Losses     Market Value
            --------------    -------------     --------------     ------------

     1999:
     GNMA     $1,759,000       $   10,000         $        0        $1,769,000

     1998:
     GNMA     $2,509,000       $   41,000         $        0        $2,550,000

     The coupon rate of the securities is 6.5% per annum and the repayment period terminates in 2024.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

Properties

A description of the properties in which the Fund or its subsidiary held an ownership interest as of March 31, 1999 and March 31, 1998 follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
                         PROPERTY AND OCCUPANCY SUMMARY

                                                                   Occupancy at
                                                                     March 31,
                                                       Date of    --------------
                                           Size        Purchase   1999      1998
                                           ----        --------   ----      ----
National Convenience Stores (1) .....   3,100 sq. ft.   11/89      --       100%
_____________

(1) The Fund has sold its entire original portfolio of nineteen convenience stores, the last of which was sold in December 1998. For details of individual properties, see Part I, Item 2 of the Form 10-K Report filed for 1998.

Results of Operations

Income before net loss on sale of properties decreased $39,000 for the first quarter of 1999 compared to the first quarter of 1998 primarily due to the sale of the Fund's remaining properties in 1998. There was no lease income in the first quarter of 1999 compared to $45,000 in the first quarter of 1998. Interest income decreased by $44,000 in 1999 as compared to the first quarter of 1998 due primarily to the interest earned in the first quarter of 1998 on the proceeds from the sale of properties in October and December of 1997 and from the sale of the Pearle Express Store on March 3, 1998. Interest on mortgage-backed securities was $31,000 in the first quarter of 1999 compared to none in the first quarter of 1998 due to the fact that the Fund did not own any mortgage-backed securities in the first quarter of 1998. As a result of the sale of a portion of its mortgage-backed securities portfolio, the Fund had an $8,000 gain on sale of mortgage-backed securities in the first quarter of 1999.

General and Administrative expenses decreased by $11,000 in the first quarter of 1999 compared to the first quarter of 1998 due to higher asset management costs and higher accruals for audit and tax preparation fees in the first quarter of

1998. The first quarter of 1999 included an adjustment to the audit expense accrued in 1998, as the actual cost was lower than accrued. The reduction in expenses in the first quarter of 1999 was offset by the payment of a $25,000 asset management fee in the first quarter of 1999 while no asset management fee was paid in the first quarter of 1998 (see Note 2 to the Consolidated Financial Statements).

As discussed in Note 4 to the Consolidated Financial Statements, the Fund sold the Pearle Express Store in Morrow, Georgia in March 1998, resulting in a loss on sale of $14,000 and paid additional expenses of sale for properties sold in December 1997, resulting in a loss on sale recognized in the first of quarter of 1998 of $10,000.

In August 1996 the Board of Directors approved a sales strategy for the Fund's remaining convenience stores and in November 1996 the Fund sold the Circle K store in Rancho Cucamonga, California, followed by the Stop N Go Store in Houston, Texas in December. In February 1997 the Stop N Go Store in Clute, Texas was sold, followed by the Stop N Go Stores in Sealy, Dallas, and Texas City, Texas in March 1997, and the Stop N Go Store located in Arlington (Green Oaks Blvd.), Texas in July 1997. In December 1997 the Fund sold the stores located in Marietta, Georgia; Placentia and Fontana, California; Fort Worth, Grand Prairie, Arlington (Kennedale), and San Antonio (Babcock Road and Fredericksburg Blvd. locations), Texas. In December 1998 the Fund sold its final convenience store property, located in Rubidoux, California.

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

As previously reported, in September 1997, the Advisor was instructed by the Board of Directors to liquidate the Fund's holdings in mortgage-backed securities. These securities were sold in the third quarter of 1997. During the first half of 1998, the Fund invested cash reserved from sales in the fourth quarter of 1997 and the bulk of the proceeds from the sale of the Pearle Express
- Morrow, Georgia location in mortgage-backed securities. In January 1999 a pool of mortgage-backed securities was sold.

Fund Liquidity and Capital Resources

The Fund intends to meet its cash needs from cash flow generated by securities that it holds. In order to continue to qualify as a REIT for income tax purposes, the Fund is required, among other things, to distribute 95 percent of its REIT taxable income to its Shareholders annually. The level of cash distributions to Shareholders through 1999 will be sustained by cash provided from net operating activities, from the principal repayments on the mortgage-backed securities, and from capital gains from the sale of securities.

First Quarter of 1999

The Fund, after taking into account interest on mortgage-backed securities, other interest income, gain on sale of mortgage-backed securities, and general and administrative expenses, experienced negative results from operations for the period.

As presented in the Consolidated Statement of Cash Flows, cash was provided by investing activities, from proceeds from sale of mortgage-backed securities, and from principal payments received on mortgage-backed securities. Cash was used in financing activities for dividends paid to Shareholders.

As approved by the Board of Directors in the third quarter of 1995, the Fund marketed for sale the Pearle Express location in Morrow, Georgia through the second quarter of 1996; however, due to the short term of the existing lease, no viable offers were received and the property was removed from the market. Subsequently, the Advisor successfully negotiated an extension to the lease, and in March 1997, Pearle, Inc. signed an amendment providing for an extension of eight years in exchange for a blending of the remaining lease obligations with current market rates. Pursuant to a decision by the Board of Directors, the Advisor again marketed the property for sale in the third quarter of 1997. On March 3, 1998, the property was sold for $1,005,000. After the payment of the expenses of sale of $103,000 (including real estate commissions of $80,000 paid to outside brokers), the proceeds to the Fund were $902,000. The carrying value at the time of sale was $916,000 (net of the $42,000 provision for impairment of value recognized in 1997), resulting in a net loss on sale of $14,000.

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

                        Date:   May 11, 1999
                                ------------