Form 10-Q
period 1999-06-30
METRIC INCOME TRUST SERIES INC
filed 1999-08-13
CIK 846722

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

       For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Shares of common stock outstanding as of June 30, 1999:  6,321,641.

--------------------------------------------------------------------------------

                                PART 1

                         FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      June 30,      December 31,
                                                        1999           1998
                                                        ----           ----

ASSETS

Cash                                                $    290,000   $  1,291,000
Accounts and Interest Receivable                           9,000         14,000
Investment in Mortgage-Backed Securities               1,653,000      2,550,000
Prepaid and Other Assets                                    --           22,000
                                                    ------------   ------------

     Total Assets                                   $  1,952,000   $  3,877,000
                                                    ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                                   $       --     $    868,000
Payable to Advisor and Affiliates                          5,000          4,000
Other Accounts Payable and Accrued Liabilities             8,000         36,000
                                                    ------------   ------------

    Total Liabilities                                     13,000        908,000
                                                    ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001,
   12,250,000 Shares authorized and 6,321,641
   Shares issued and outstanding                           6,000          6,000
Additional Paid-in Capital                            55,200,000     55,200,000
Accumulated Dividends in Excess of Net Income        (53,224,000)   (52,278,000)
Unrealized Holding Gain (Loss) on Investment in
   Mortgage-Backed Securities                            (43,000)        41,000
                                                    ------------   ------------

   Total Shareholders' Equity                          1,939,000      2,969,000
                                                    ------------   ------------

   Total Liabilities and Shareholders' Equity       $  1,952,000   $  3,877,000
                                                    ============   ============

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999          1998
                                                           ----          ----

Revenues:
Lease income                                            $    --       $  71,000
Interest on mortgage-backed securities                     59,000        35,000
Other interest income                                      21,000        73,000
Gain on sale of mortgage-backed securities                  8,000          --
                                                        ---------     ---------
     Total Revenues                                        88,000       179,000
                                                        ---------     ---------

Expenses:
General and administrative                                140,000       191,000
                                                        ---------     ---------
     Total Expenses                                       140,000       191,000
                                                        ---------     ---------

Loss Before Loss on Sale of Properties                    (52,000)      (12,000)

Loss on Sale of Properties - Net                             --         (25,000)
                                                        ---------     ---------

Net Loss                                                $ (52,000)    $ (37,000)
                                                        =========     =========

Net Income (Loss) per Share:
Income (Loss) before loss on sale of properties         $   (0.01)    $    --
Loss on sale of properties                                   --            --
                                                        ---------     ---------

     Net Loss per Share                                 $   (0.01)    $    --
                                                        =========     =========

Dividends per Share                                     $    0.14     $    --
                                                        =========     =========

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999          1998
                                                           ----          ----

Net loss                                                $ (52,000)    $ (37,000)
Unrealized holding gain (loss) on investment in
  mortgage-backed securities                              (76,000)       20,000
Realization of unrealized holding gain on
  investment in mortgage-backed securities                 (8,000)         --
                                                        ---------     ---------
Comprehensive loss                                      $(136,000)    $ (17,000)
                                                        =========     =========


          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                          1999          1998
                                                          ----          ----

Revenues:
Lease income                                           $    --       $  26,000
Interest on mortgage-backed securities                    28,000        35,000
Other interest income                                      4,000        12,000
Gain on sale of mortgage-backed securities                  --            --
                                                       ---------     ---------
     Total Revenues                                       32,000        73,000
                                                       ---------     ---------

Expenses:
General and administrative                                65,000       105,000
                                                       ---------     ---------
     Total Expenses                                       65,000       105,000
                                                       ---------     ---------

Loss Before Loss on Sale of Properties                   (33,000)      (32,000)

Loss on Sale of Properties - Net                            --          (1,000)
                                                       ---------     ---------

Net Loss                                               $ (33,000)    $ (33,000)
                                                       =========     =========

Net Income (Loss) per Share:
Income (Loss) before loss on sale of properties        $   (0.01)    $    --
Loss on sale of properties                                  --            --
                                                       ---------     ---------

     Net Loss per Share                                $   (0.01)    $    --
                                                       =========     =========

Dividends per Share                                    $    --       $    --
                                                       =========     =========

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                          1999          1998
                                                          ----          ----

Net loss                                               $ (33,000)    $ (33,000)
Unrealized holding gain (loss) on investment in
   mortgage-backed securities                            (53,000)       20,000
Realization of unrealized holding gain on
  investment in mortgage-backed securities                  --            --
                                                       ---------     ---------
Comprehensive loss                                     $ (86,000)    $ (13,000)
                                                       =========     =========

                        METRIC INCOME TRUST SERIES, INC.,
                            A California corporation

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                 For the Six Months Ended June 30, 1999 and 1998


                                                                                             Unrealized
                                                                                               Holding
                                                                            Accumulated     Gain/(Loss)on
                                          Common Stock        Additional   Dividends in    Investment in
                                          ------------         Paid-in      Excess of     Mortgage-Backed
                                      Shares         Amount    Capital      Net Income    Securities - Net    Total
                                      ------         ------    -------      ----------    ----------------    -----


Balance, January 1, 1999             6,321,641  $      6,000  $ 55,200,000  $(52,278,000)  $     41,000   $  2,969,000

Unrealized Holding Loss
    on Investment in Mortgage-
    Backed Securities                                                                           (76,000)       (76,000)

Realization of Unrealized
   Holding Gain on Investment
   in Mortgage-Backed Securities                                                                 (8,000)        (8,000)

Net Loss                                                                         (52,000)                      (52,000)

Dividends Declared                                                              (894,000)                     (894,000)
                                  ------------  ------------  ------------  ------------   ------------   ------------

Balance, June 30, 1999               6,321,641  $      6,000  $ 55,200,000  $(53,224,000)  $    (43,000)  $  1,939,000
                                  ============  ============  ============  ============   ============   ============





Balance, January 1, 1998             6,321,641  $      6,000  $ 55,200,000  $(51,342,000)  $       --     $  3,864,000

Unrealized Holding Gain
    on Investment in Mortgage-
    Backed Securities                                                                            20,000         20,000

Income Before Loss on
    Sale of Properties                                                           (12,000)                      (12,000)

Loss on Sale of Properties                                                       (25,000)                      (25,000)
                                  ------------  ------------  ------------  ------------   ------------   ------------

Balance, June 30, 1998               6,321,641  $      6,000  $ 55,200,000  $(51,379,000)  $     20,000   $  3,847,000
                                  ============  ============  ============  ============   ============   ============

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                        1999            1998
                                                        ----            ----

Operating Activities

Net Loss                                            $    (52,000)  $    (37,000)
Adjustments to reconcile net loss to net cash used
   by operating activities:
    Amortization                                          (1,000)          --
    Gain on sale of mortgage-backed securities            (8,000)          --
    Loss on sale of properties                              --           25,000
    Changes in operating assets and liabilities:
      (Increase) Decrease in accounts and interest
      receivable                                           5,000         (9,000)
      Decrease in prepaid and other assets                22,000          3,000
     Increase (Decrease) in payable to sponsor and
       affiliates                                          1,000        (47,000)
      Decrease in other accounts payable and
        accrued liabilities                              (28,000)      (288,000)
                                                    ------------   ------------
Net cash used by operating activities                    (61,000)      (353,000)
                                                    ------------   ------------

Investing Activities

Purchase of mortgage-backed securities                      --       (2,702,000)
Proceeds from sale of mortgage-backed securities         669,000           --
Principal payments received on mortgage-backed
  securities                                             153,000         31,000
Proceeds from sale of properties                            --        1,005,000
Cash used for selling costs of properties                   --         (126,000)
                                                    ------------   ------------
Net cash provided (used) by investing activities         822,000     (1,792,000)
                                                    ------------   ------------


Financing Activities

Dividends paid to Shareholders                        (1,762,000)   (17,385,000)
                                                    ------------   ------------
Cash used by financing activities                     (1,762,000)   (17,385,000)
                                                    ------------   ------------

Decrease in Cash                                      (1,001,000)   (19,530,000)
Cash at beginning of period                            1,291,000     19,762,000
                                                    ------------   ------------

Cash at End of Period                               $    290,000   $    232,000
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

2.   Transactions with Advisor and Affiliates

     In accordance with the Advisory Agreement, the Fund pays the Advisor and its affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the six months ended June 30, 1999 and 1998 were as follows:

                                                          1999        1998
                                                          ----        ----

     Reimbursement of administrative expenses            $40,000    $59,000
     Securities management fee                             5,000      3,000
     Advisory fee                                         50,000     25,000
                                                         -------    -------

     Total                                               $95,000    $87,000
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

5.   Mortgage-Backed Securities

     In the first half of 1999, the Fund sold a pool of mortgage-backed securities. Net proceeds from the sale were $669,000 resulting in a realized gain of $8,000. In accordance with FAS 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and is reported at fair value with unrealized gains and losses reported as a net amount in a separate component of Shareholders' Equity. Fair values of mortgage-backed securities at June 30, 1999 and December 31, 1998 were as follows:

                             Gross Unrealized Gross Unrealized   Estimated Fair
              Amortized Cost  Holding Gains   Holding Losses     Market Value
              -------------- ---------------- ----------------   --------------

     1999:
     GNMA       $1,696,000       $        0       $   43,000       $1,653,000

     1998:
     GNMA       $2,509,000       $   41,000       $        0       $2,550,000

     The coupon rate of the securities is 6.5% per annum and the repayment period terminates in 2024.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

Pursuant to the Plan of Liquidation and Dissolution approved by Shareholders in June 1998, the Registrant is in the process of winding down its operations and has sold all of its real property assets as of December 31, 1998. Accordingly, historical financial information will not be representative of future results. Future results of operations will be limited to the orderly liquidation of the Registrant's assets and liabilities.

Properties

A description of the properties in which the Fund or its subsidiary held an ownership interest as of June 30, 1999 and June 30, 1998 follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
                         PROPERTY AND OCCUPANCY SUMMARY

                                                                   Occupancy at
                                                                     June 30,
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

Results of Operations

Loss before loss on sale of properties decreased $40,000 and $1,000 respectively for the first half and second quarter of 1999 compared to the same periods in 1998 primarily due to the sale of the Fund's remaining properties in 1998 offset by a decrease in expenses in 1999. There was no lease income in 1999 compared to $71,000 in the first half of 1998. Interest on mortgage-backed securities increased $24,000 and decreased $7,000, respectively, in the first half and second quarter of 1999 compared to the same periods in 1998. The increase for the first half of 1999 was due to the fact that the Fund held no mortgage-backed securities until the second quarter of 1998. The decrease for the second quarter of 1999 was due to the sale of a portion of the mortgage-backed securities portfolio in the first quarter of 1999. Other interest income decreased $52,000 and $8,000 for the first half and second quarter of 1999, respectively, due primarily to the interest earned in the first half of 1998 on the proceeds from the sales which took place in the last quarter of 1997 and first quarter of 1998. As a result of the sale of a portion of its mortgage-backed securities portfolio, the Fund had an $8,000 gain on sale of mortgage-backed securities in the first half of 1999.

General and Administrative expenses decreased $51,000 and $40,000 in the first half and second quarter of 1999, respectively, compared with the same periods in 1998. This was due mainly to higher asset management costs and higher accruals for audit and tax preparation fees in the first half of 1998. The first half of 1999 included an adjustment to the audit expense accrued in 1998, as the actual cost was lower than accrued. The reduction in expenses in the first half of 1999 was offset by the payment of a $25,000 asset management fee in the first quarter of 1999 while no asset management fee was paid in the first quarter of 1998 (See
Note 2 to the Consolidated Financial Statements).

As discussed in Note 4 to the Consolidated Financial Statements, the Fund sold the Pearle Express Store in Morrow, Georgia in March 1998, resulting in a loss on sale of $14,000, and paid additional expenses of sale for properties sold in December 1997, resulting in a loss on sale of $11,000 recognized in the first half of 1998.

In August 1996 the Board of Directors approved a sales strategy for the Fund's remaining convenience stores and by year end 1998, all had been sold.

In the second quarter of 1997 the Board of Directors approved a sales strategy for the Fund's Haverty's Furniture Store in Plano, Texas and the remaining Pearle Express Store in Morrow, Georgia, and in the third quarter approved remarketing the Wickes Furniture Store in Torrance, California. Haverty's was sold in October 1997 and Wickes was sold in December 1997. The Pearle Express-Morrow, Georgia location was sold in March 1998.

As previously reported, in September 1997, the Advisor was instructed by the Board of Directors to liquidate the Fund's holdings in mortgage-backed securities. These securities were sold in the third quarter of 1997. During the first half of 1998, the Fund invested cash reserved from sales in the fourth quarter of 1997 and the bulk of the proceeds from the sale of the Pearle Express- Morrow, Georgia location in mortgage-backed securities. In January 1999 a pool of mortgage-backed securities was sold.

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

First Half of 1999

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

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California corporation


                                    By:     /s/ William A. Finelli
                                            ----------------------
                                            William A. Finelli
                                            Director, Vice President,
                                            Chief Financial Officer,
                                            and Treasurer

                                    Date:   August 12, 1999
                                            ---------------