Form 10-Q
period 1999-09-30
METRIC INCOME TRUST SERIES INC
filed 1999-11-15
CIK 846722

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

       For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Shares of common stock outstanding as of September 30, 1999:  6,321,641.

--------------------------------------------------------------------------------

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     September 30, December 31,
                                                         1999         1998
                                                         ----         ----
ASSETS

Cash                                                $    342,000   $  1,291,000
Accounts and Interest Receivable                           9,000         14,000
Investment in Mortgage-Backed Securities               1,565,000      2,550,000
Prepaid and Other Assets                                    --           22,000
                                                    ------------   ------------

     Total Assets                                   $  1,916,000   $  3,877,000
                                                    ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities

Dividends Payable                                   $       --     $    868,000
Payable to Advisor and Affiliates                          5,000          4,000
Other Accounts Payable and Accrued Liabilities             9,000         36,000
                                                    ------------   ------------

    Total Liabilities                                     14,000        908,000
                                                    ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
Common Stock - no par value, stated at $0.001,
   12,250,000 Shares authorized and 6,321,641
   Shares issued and outstanding                           6,000          6,000
Additional Paid-in Capital                            55,200,000     55,200,000
Accumulated Dividends in Excess of Net Income        (53,258,000)   (52,278,000)
Unrealized Holding Gain (Loss) on Investment
   in Mortgage-Backed Securities                         (46,000)        41,000
                                                    ------------   ------------

   Total Shareholders' Equity                          1,902,000      2,969,000
                                                    ------------   ------------

   Total Liabilities and Shareholders' Equity       $  1,916,000   $  3,877,000
                                                    ============   ============

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1999           1998
                                                          ----           ----
Revenues:
Lease income                                            $    --       $  98,000
Interest on mortgage-backed securities                     86,000        78,000
Interest and other income                                  25,000        80,000
Gain on sale of mortgage-backed securities                  8,000          --
                                                        ---------     ---------
     Total Revenues                                       119,000       256,000
                                                        ---------     ---------

Expenses:
General and administrative                                205,000       278,000
                                                        ---------     ---------
     Total Expenses                                       205,000       278,000
                                                        ---------     ---------

Loss Before Loss on Sale of Properties                    (86,000)      (22,000)

Loss on Sale of Properties - Net                             --         (25,000)
                                                        ---------     ---------

Net Loss                                                $ (86,000)    $ (47,000)
                                                        =========     =========

Net Income (Loss) per Share:
Loss before loss on sale of properties                  $   (0.01)    $    --
Loss on sale of properties                                   --            --
                                                        ---------     ---------

     Net Loss per Share                                 $   (0.01)    $    --
                                                        =========     =========

Dividends per Share                                     $    0.14     $    --
                                                        =========     =========

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1999           1998
                                                          ----           ----

Net loss                                                $ (86,000)    $ (47,000)
Unrealized holding gain (loss) on investment in
  mortgage-backed securities                              (79,000)       77,000
Realization of unrealized holding gain on
  investment in mortgage-backed securities                 (8,000)         --
                                                        ---------     ---------
Comprehensive loss                                      $(173,000)    $  30,000
                                                        =========     =========

          See notes to consolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

              CONSOLIDATED STATEMENTS OF INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1999         1998
                                                          ----         ----
Revenues:
Lease income                                            $   --       $ 27,000
Interest on mortgage-backed securities                    27,000       43,000
Interest and other income                                  4,000        7,000
Gain on sale of mortgage-backed securities                  --           --
                                                        --------     --------
     Total Revenues                                       31,000       77,000
                                                        --------     --------

Expenses:
General and administrative                                65,000       87,000
                                                        --------     --------
     Total Expenses                                       65,000       87,000
                                                        --------     --------

Loss Before Loss on Sale of Properties                   (34,000)     (10,000)

Loss on Sale of Properties - Net                            --           --
                                                        --------     --------

Net Loss                                                $(34,000)    $(10,000)
                                                        ========     ========

Net Income (Loss) per Share:
Income (Loss) before loss on sale of properties         $   --       $   --
Loss on sale of properties                                  --           --
                                                        --------     --------

     Net Loss per Share                                 $   --       $   --
                                                        ========     ========

Dividends per Share                                     $   --       $   --
                                                        ========     ========

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1999         1998
                                                          ----         ----

Net loss                                                $(34,000)    $(10,000)
Unrealized holding gain (loss) on investment in
  mortgage-backed securities                              (3,000)      57,000
Realization of unrealized holding gain on
  investment in mortgage-backed securities                  --           --
                                                        --------     --------
Comprehensive loss                                      $(37,000)    $ 47,000
                                                        ========     ========

           See notes to conolidated financial statements (unaudited).

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
             For the Nine Months Ended September 30, 1999 and 1998

                                                                                                    Unrealized
                                                                                                      Holding
                                                                                   Accumulated     Gain/(Loss)on
                                               Common Stock          Additional   Dividends in    Investment in
                                               ------------           Paid-in      Excess of     Mortgage-Backed
                                           Shares         Amount      Capital      Net Income    Securities - Net    Total
                                           ------         ------      -------      ----------    ----------------    -----

Balance, January 1, 1999                   6,321,641  $      6,000  $ 55,200,000  $(52,278,000)  $     41,000   $  2,969,000

Unrealized Holding Loss
    on Investment in Mortgage-Backed
    Securities                                                                                        (79,000)       (79,000)

Realization of Unrealized Holding Gain
   on Investment in Mortgage-Backed
   Securities                                                                                          (8,000)        (8,000)

Net Loss                                                                               (86,000)                      (86,000)

Dividends Declared                                                                    (894,000)                     (894,000)
                                        ------------  ------------  ------------  ------------   ------------   ------------

Balance, September 30, 1999                6,321,641  $      6,000  $ 55,200,000  $(53,258,000)  $    (46,000)  $  1,902,000
                                        ============  ============  ============  ============   ============   ============


 Balance, January 1, 1998                  6,321,641  $      6,000  $ 55,200,000  $(51,342,000)  $       --     $  3,864,000

 Unrealized Holding Gain
     on Investment in Mortgage-Backed
     Securities                                                                                        77,000         77,000

 Loss Before Loss on
     Sale of Properties                                                                (22,000)                      (22,000)

 Loss on Sale of Properties                                                            (25,000)                      (25,000)
                                        ------------  ------------  ------------  ------------   ------------   ------------

 Balance, September 30, 1998               6,321,641  $      6,000  $ 55,200,000  $(51,389,000)  $     77,000   $  3,894,000
                                        ============  ============  ============  ============   ============   ============

          See notes to consolidated financial statements (unaudited).
                                     Page 5

                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1999            1998
                                                        ----            ----
Operating Activities

Net Loss                                            $    (86,000)  $    (47,000)
Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization                                          (1,000)          --
    Gain on sale of mortgage-backed securities            (8,000)          --
    Loss on sale of properties                              --           25,000
    Changes in operating assets and liabilities:
      (Increase) Decrease in accounts and
         interest receivable                               5,000         (8,000)
      Decrease in prepaid and other assets                22,000          5,000
      Increase (Decrease) in payable to sponsor
         and affiliates                                    1,000        (46,000)
      Decrease in other accounts payable and
         accrued liabilities                             (27,000)      (301,000)
                                                    ------------   ------------
Net cash used by operating activities                    (94,000)      (372,000)
                                                    ------------   ------------

Investing Activities

Purchase of mortgage-backed securities                      --       (2,702,000)
Proceeds from sale of mortgage-backed securities         669,000           --
Principal payments received on mortgage-backed
  securities                                             238,000        114,000
Proceeds from sale of properties                            --        1,005,000
Cash used for selling costs of properties                   --         (140,000)
                                                    ------------   ------------
Net cash provided (used) by investing activities         907,000     (1,723,000)
                                                    ------------   ------------

Financing Activities

Dividends paid to Shareholders                        (1,762,000)   (17,385,000)
                                                    ------------   ------------
Cash used by financing activities                     (1,762,000)   (17,385,000)
                                                    ------------   ------------

Decrease in Cash                                        (949,000)   (19,480,000)
Cash at beginning of period                            1,291,000     19,762,000
                                                    ------------   ------------

Cash at End of Period                               $    342,000   $    282,000
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Sale of rental properties - see Note 4
Unrealized holding gain (loss) on investment in mortgage-backed securities - see
Note 5

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

2.   Transactions with Advisor and Affiliates

     In accordance with the Advisory Agreement, the Fund pays the Advisor and its affiliates compensation for services provided to the Fund. Amounts earned by the Advisor and its affiliates for the nine months ended September 30, 1999 and 1998 were as follows:

                                                         1999        1998
                                                       --------    --------

     Reimbursement of administrative expenses          $ 60,000    $ 75,000
     Securities management fee                            7,000       7,000
     Advisory fee                                        75,000      50,000
                                                       --------    --------

     Total                                             $142,000    $132,000
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

5.   Mortgage-Backed Securities

     In the  first  quarter  of 1999,  the Fund  sold a pool of  mortgage-backed securities.  Net  proceeds  from  the sale  were  $669,000  resulting  in a realized gain of $8,000. In accordance with FAS 115 and Management's intentions, the Fund's investment in mortgage-backed securities is classified as "available-for-sale securities" and reported at fair value with unrealized gains and losses reported as a net amount in a separate component of Shareholders' Equity. Fair values of mortgage-backed securities at September 30, 1999 and December 31, 1998 were as follows:

                               Gross Unrealized Gross Unrealized  Estimated Fair
               Amortized Cost    Holding Gains   Holding Losses    Market Value
               --------------  ---------------- ----------------  --------------

     1999:
     GNMA        $1,611,000       $        0      $   46,000        $1,565,000

     1998:
     GNMA        $2,509,000       $   41,000      $        0        $2,550,000

The coupon rate of the securities is 6.5% per annum and the repayment period terminates in 2024.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

Pursuant to the Plan of Liquidation and Dissolution approved by Shareholders in June 1998, the Registrant is in the process of winding down its operations and has sold all of its real property assets as of December 31, 1998. Accordingly, historical financial information will not be representative of future results. Future results of operations will be limited to the orderly liquidation of the Registrant's assets and liabilities. Such liquidation is expected to occur by year-end.

Properties

A description of the properties in which the Fund or its subsidiary held an ownership interest as of September 30, 1999 and September 30, 1998 follows:


                        METRIC INCOME TRUST SERIES, INC.,
                            a California corporation
                         PROPERTY AND OCCUPANCY SUMMARY

                                                           Occupancy at June 30,
                                                  Date of  ---------------------
                                        Size      Purchase    1999       1998
                                    ------------  --------   ------      -----
National Convenience Stores (1) ... 3,100 sq. ft.  11/89      --          100%
---------

(1) The Fund has sold its entire original portfolio of nineteen convenience stores, the last of which was sold in December 1998. For details of individual properties, see Part I, Item 2 of the Form 10-K Report filed for 1998.

Results of Operations

Loss before loss on sale of properties increased $64,000 and $24,000 respectively for the first three quarters and third quarter of 1999 compared to the same periods in 1998 primarily due to the sale of the Fund's remaining properties in 1998 offset by a decrease in expenses in 1999. There was no lease income in 1999 compared to $98,000 in the first three quarters of 1998. Interest on mortgage-backed securities increased $8,000 and decreased $16,000, respectively, in the first three quarters and third quarter of 1999 compared to the same periods in 1998. The increase for the first three quarters of 1999 was due to the fact that the Fund held no mortgage-backed securities until the second quarter of 1998. The decrease for the third quarter of 1999 was due to the sale of a portion of the mortgage-backed securities portfolio in the first quarter of 1999. Interest and other income decreased $71,000 and $3,000 for the first three quarters and third quarter of 1999, respectively, due primarily to the interest earned in the first half of 1998 on the proceeds from the sales which took place in the last quarter of 1997 and first quarter of 1998. As a result of the sale of a portion of its mortgage-backed securities portfolio, the Fund had an $8,000 gain on sale of mortgage-backed securities in the first quarter of 1999.

General and Administrative expenses decreased $73,000 and $22,000 in the first three quarters and third quarter of 1999, respectively, compared with the same periods in 1998. This was due mainly to higher asset management costs and higher accruals for audit and tax preparation fees in the first three quarters of 1998. The first three quarters of 1999 included an adjustment to the audit expense accrued in 1998, as the actual cost was lower than accrued. The reduction in expenses in the first three quarters of 1999 was offset by the payment of a $25,000 asset management fee in the first quarter of 1999 while no asset management fee was paid in the first quarter of 1998 (See Note 2 to the Consolidated Financial Statements).

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

First Three Quarters of 1999

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

                                    METRIC INCOME TRUST SERIES, INC.,
                                    a California corporation


                                    By:     /s/ William A. Finelli
                                            ----------------------
                                            William A. Finelli
                                            Director, Vice President,
                                            Chief Financial Officer,
                                            and Treasurer

                                    Date:   November 15, 1999
                                            -----------------